Form 10QSB
period 2007-03-31
FLORHAM CONSULTING CORP
filed 2007-06-06
CIK 1384086

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to

                  Commission File No. 000-52634

                    FLORHAM CONSULTING CORP.

        (Name of small business issuer as specified in its charter)


                                                           20-2329345
                            Delaware                   (I.R.S. Employer
                    _______________________           Identification No.)
                    (State of Incorporation)



                 64 Beaver Street, Suite 233
                 New York, NY  10004
            ________________________________________
            (Address of principal executive offices)



                      646/206-8280
                ___________________________
                (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

     [ X ] yes        [   ] no



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     [ X ] yes        [   ] no




     The number of shares outstanding of the registrant's class of Common Stock as of June 1, 2007 was 166,700.


     Transitional Small Business Disclosure Format

     [   ] yes        [ X ] no

                          FLORHAM CONSULTING CORP.

                                 FORM 10-QSB

                       FOR THE QUARTER ENDED March 31, 2007


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance sheets
       as of March 31, 2007 (Unaudited)
       and December 31, 2006                                              3

       Statements of Operations for the three
       months ended March 31, 2006 and 2007 (Unaudited)                   4

       Statements of Cash Flows for the three
       months ended March 31, 2006 and 2007 (Unaudited)                   5

       Notes to Condensed Financial Statements (Unaudited)                6

Item 2 - Management's Discussion and Analysis or Plan of Operation        8

Item 3 - Controls and Procedures                                          9

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      9

Item 3 - Defaults upon Senior Securities                                  9

Item 4 - Submission of Matters to a Vote of Security Holders              9

Item 5 - Other Information                                                9

Item 6 - Exhibits and Reports on Form 8-K                                10

        Signatures                                                       11

                           FLORHAM CONSULITNG CORP.
                                Balance Sheets

                                              As of                As of
                                        December 31, 2006       March 31, 2007
                                                                 (Unaudited)
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 29,120            $ 78,696
   ACCOUNTS RECEIVABLE                              700               3,175
                                            ----------------   ---------------
TOTAL ASSETS                                   $ 29,820            $ 81,871
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED EXPENSES                           $ 11,993             $ 12,735
                                            ---------------    --------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE            -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 101,000 SHARES
 AS OF December 31, 2006, AND 166,700                10                   17
 SHARES as of March 31, 2007

 ADDITIONAL PAID IN CAPITAL                      25,990               91,683

 ACCUMULATED DEFICIT                             (8,173)             (22,564)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      17,827               69,136
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $29,820             $ 81,871
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                            FLORHAM CONSULITNG CORP.
                            Statements of Operations
                                  (Unaudited)



                                                Three months ended
                                                -------------------
                                         March 31, 2006      March 31, 2007
                                      ------------------   ------------------




CONSULTING REVENUES                        $     -0-           $  2,475


GENERAL AND ADMINISTRATIVE EXPENSES             739              16,933

OTHER INCOME                                     27                  67
                                           ----------         ------------
     NET (LOSS)                           $    (712)           $(14,391)
                                           ----------         ------------
                                           ----------         ------------

(LOSS) PER COMMON SHARE
BASIC AND DILUTED                         $   (0.01)           $  (0.14)
                                           ----------         ------------
                                           ----------         ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED                     101,000              103,190
                                          -----------         ------------
                                          -----------         ------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                         FLORHAM CONSULITNG CORP.
                         Statements of Cash Flow
                              (Unaudited)


                                                THREE MONTHS ENDED
                                                ------------------
                                           March 31, 2006       March 31, 2007
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $    (712)            $(14,391)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                                  -0-              (2,475)
Accrued expenses                                    392                  742
                                              --------------      -----------


NET CASH USED IN
 OPERATING ACTIVITIES                          $   (320)            $(16,124)
                                              --------------      -----------


CASH FLOWS PROVIDED BY
FINANCING ACTIVITY
Proceeds from issuance of common stock         $     -0-            $ 65,700
                                               -------------      ----------



NET (DECREASE) INCREASE IN CASH               $    (320)             $ 49,576
CASH - beginning of period                        4,302                29,120
                                              --------------     ------------

CASH - end of period                          $   3,982              $ 78,696
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          FLORHAM CONSULTING CORP.

                   Notes to Condensed Financial Statements

                                March 31, 2007

                                 (Unaudited)


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Florham Consulting Corp. (the "Company") was organized under the laws of the State of Delaware on February 9, 2005 to offer consulting and web design services. In 2005 the Company was a development stage enterprise. In 2006, the Company entered into its first Internet consulting agreement and since then, has completed web design and project work for another two clients. The Company's clients are currently located in New York.

     On June 28, 2006, the Company was recapitalized as follows: All outstanding shares and warrants were exchanged, for no additional consideration, for an aggregate of 101,000 shares of common stock and warrants to purchase 925,000 shares of common stock. The accompanying financial statements reflect the recapitalization as if it had occured at inception.


         Basis of Presentation

     The accompanying unaudited interim financial statements as of March 31, 2007, and for the three months ended March 31, 2006 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three months ended March 31, 2006 and 2007 and cash flows for the three months ended March 31, 2006 and 2007. The results of operations for the three months ended March 31, 2006 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2006 information has been derived from the audited financial statements for the year ended December 31, 2006 included in the Company's registration statement on Form SB-2. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form SB-2 as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2006.

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance and the allowance for doubtful accounts.

         Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

         Revenue Recognition

     The Company recognizes revenue from its Internet consulting agreements as services are provided on a monthly and hourly basis, based on a standardized fee structure. The Company recognizes revenues on web design projects upon completion of the project. Cash received from clients in advance of the completion of a project is recorded as a deposit.

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of March 31, 2007 and December 31, 2006, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At March 31, 2007 and December 31, 2006, the Company had net operating loss carryforwards of $22,564 and $8,173, respectively, available to reduce future taxable income expiring through 2026. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $3,212 and $8,868 has been fully reserved as of March 31, 2007 and December 31, 2006, respectively.

Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been anti-dilutive. Accordingly, basic and dilutive loss per share are the same for the Company.


                                              Three months ended
                                              -------------------
                                    March 31, 2006        March 31, 2007
                                   ------------------    ------------------

   Basic and diluted                  $ (0.01)              $ (0.14)



NOTE B - CAPITAL TRANSACTIONS


     The Company is authorized to issue 10,000,000 shares of $0.0001 par value common stock.


     On March 29, 2007, the Company completed a private placement of 65,700 shares of common stock at $1.00 per share (the "Private Placement").

     The Company is authorized to issue 2,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company. No shares of preferred stock have been issued.


NOTE C - RELATED PARTY TRANSACTIONS

     The Company utilizes the office space provided by its president at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.
                               7

NOTE D - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

     On January 1, 2007, the Company entered into a three year employment agreement with its president, which shall be extended from year to year after the initial term. The president shall not be entitled to any cash compensation from the Company for his services until the Company's annualized revenues exceed $300,000 on a quarterly basis. At such time, the president shall be entitled to receive a salary of $40,000 per annum.


NOTE E - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.


     Approximately 97% of the Company's consulting income in the three months ended March 31, 2007 is from two clients, one of whom accounted for 85% of the Company's revenues for the three months ended March 31, 2007 and 88% of the Company's accounts receivable as of March 31, 2007, and the other of whom accounted for approximately 12% of revenues for three months ended March 31, 2007 and 9% of accounts receivable as of March 31, 2007.


Item 2.     Management's Discussion and Analysis

     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     Florham Consulting Corp. ("Florham Consulting") was formed on February 9, 2005 as a Delaware corporation. As of March 31, 2007, Florhan Consulting had net working capital of $69,136. For the three months ended March 31, 2007, we had consulting revenues of $2,475, as compared to zero consulting revenue for the three months ended March 31, 2006. Such revenue was derived from three clients. Expenses for the three months ended March 31, 2007 were $16,933, as compared to $739 for the three months ended March 31, 2006. The increase in expenses is primarily attributable to increased legal and accounting expenses. For the three months ended March 31, 2007, our net loss from operations was $(14,391), as compared to a net loss from operations of $(712) for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the Private Placement and from cash from operations.

     We may seek to borrow funds from banks or other lending institutions although we currently have no commitments for any such borrowings and no assurance can be given that any such commitments will be obtained on terms acceptable to us.

     In addition we may seek to sell additional shares of our Common Stock in a private placement or public offering or our Board of Directors may authorize the sale of our Preferred Stock. No such stock offering is currently contemplated and no assurance can be given that any such offering will be successfully completed.

Risk Factors and Forward Looking Statements

     The following factors should be considered carefully in evaluating the Company and its business:

     This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

     For  other  risk  factors   relating  to  the  Company  see  the  Company's
Registration Statement on Form SB2 filed with the Securities and Exchange Commission.


Item 3.  Controls and Procedures


     Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective, for a company of this size, to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                       PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     On March 29, 2007, we sold 657 units, each unit consisting of 100 shares of common stock, at $1.00 per share, to 96 accredited investors. No brokerage commissions or other compensation was paid to any third party with respect to the units sold in the private placement. Proceeds from the private placement were and will be used for working capital purposes, including expenses associated with the offering. The sale of the units of common stock was exempt from the registration requirement of the Securities Act of 1933, as amended (the "Act") by virtue of the exemption afforded by Rule 506 promulgated under the Act.



Item 3.  Defaults upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None

Item 6.  Exhibits

(a)  Exhibits:

31.1 Certification  of Chief Executive and Chief Financial  Officer  pursuant to
     Section 302 Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


EXHIBIT 31.1
                                 CERTIFICATION

I, David Stahler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Florham Consulting Corp. ("Florham Consulting");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Florham Consulting as of and for, the periods presented in this quarterly report;

4. Florham Consulting's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Florham Consulting and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to Florham Consulting, or caused such disclosure controls and procedures to be disclosed under our supervision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of Florham Consulting's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c. Disclosed in this report any change in Florham Consulting's internal control over financial reporting that occurred during Florham Consulting's most recent fiscal quarter (Florham Consulting's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Florham Consulting's internal control over financial reporting.

5. Florham Consulting's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to Florham Consulting's auditors and the audit committee of Florham Consulting's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Florham Consulting's ability to record, process, summarize and report financial data; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Florham Consulting's internal control over financial reporting.

Date: June 6, 2007


/s/ David Stahler
David Stahler
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    FLORHAM CONSULTING CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Florham Consulting Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David Stahler, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company as of the period covered by the Report.





/s/ David Stahler
David Stahler
Chief Executive Officer and Chief Financial Officer

June 6, 2007

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FLORHAM CONSULTING CORP.


                        /s/ David Stahler
                            --------------------------------------
                            David Stahler
                            Chief Executive Officer and Chief Financial Officer


Dated:  June 6, 2007