Form 10QSB
period 2007-06-30
FLORHAM CONSULTING CORP
filed 2007-08-13
CIK 1384086

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2007

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

     [ X ] yes        [   ] no




     The number of shares outstanding of the registrant's class of Common Stock as of August 1, 2007 was 166,700.


     Transitional Small Business Disclosure Format

     [   ] yes        [ X ] no

                          FLORHAM CONSULTING CORP.

                                 FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2007


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance sheets
       as of December 31, 2006
       and June 30, 2007 (unaudited)                                      3

       Statements of Operations for the three and six
       months ended June 30, 2006 and 2007 (Unaudited)                    4

       Statements of Cash Flows for the six
       months ended June 30, 2006 and 2007 (Unaudited)                    5

       Notes to Condensed Financial Statements (Unaudited)                6

Item 2 - Management's Discussion and Analysis or Plan of Operation        8

Item 3 - Controls and Procedures                                          9

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      9

Item 3 - Defaults upon Senior Securities                                  9

Item 4 - Submission of Matters to a Vote of Security Holders              9

Item 5 - Other Information                                                9

Item 6 - Exhibits and Reports on Form 8-K                                10

        Signatures                                                       11

                           FLORHAM CONSULITNG CORP.
                                Balance Sheets

                                              As of                As of
                                        December 31, 2006       June 30, 2007
                                                                 (Unaudited)
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 29,120            $ 66,014
   ACCOUNTS RECEIVABLE                              700               2,925
                                            ----------------   ---------------
TOTAL ASSETS                                   $ 29,820            $ 68,939
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED EXPENSES                           $ 11,993             $ 16,144
                                            ---------------    --------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE            -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 101,000 SHARES
 AS OF December 31, 2006, AND 166,700                10                   17
 SHARES as of June 30, 2007

 ADDITIONAL PAID IN CAPITAL                      25,990               91,683

 ACCUMULATED DEFICIT                             (8,173)             (38,905)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      17,827               52,795
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $29,820             $ 68,939
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                            FLORHAM CONSULITNG CORP.
                            Statements of Operations
                                  (Unaudited)



                                                Three months ended                  Six months ended
                                                -------------------                 ----------------
                                         June 30, 2006      June 30, 2007     June 30, 2006     June 30, 2007
                                      ------------------   ----------------   ---------------   ---------------



CONSULTING REVENUES                        $    -0-           $  2,925          $    -0-         $   5,400


GENERAL AND ADMINISTRATIVE EXPENSES             -0-             19,916              739             36,849

OTHER INCOME                                    21                 650               48                717
                                           ----------         ------------      -----------       -----------
     NET INCOME (LOSS)                    $     21            $(16,341)         $  (691)         $ (30,732)
                                           ----------        ------------       -----------       -----------
                                           ----------        ------------       -----------       -----------

(LOSS) PER COMMON SHARE
BASIC AND DILUTED                         $    0.00           $  (0.10)         $  (0.01)        $   (0.23)
                                           ----------        ------------       -----------       ------------
                                           ----------        ------------       -----------       ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED                     101,000              166,700          101,000           135,120
                                          -----------         ------------      ----------        ------------
                                          -----------         ------------      ----------        ------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                         FLORHAM CONSULITNG CORP.
                         Statements of Cash Flow
                              (Unaudited)


                                                  SIX MONTHS ENDED
                                                ------------------
                                           June 30, 2006        June 30, 2007
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $    (691)            $(30,732)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                                  -0-              (2,225)
Accrued expenses                                    392                4,151
                                              --------------      -----------


NET CASH USED IN
 OPERATING ACTIVITIES                          $   (299)            $(28,806)
                                              --------------      -----------


CASH FLOWS PROVIDED BY
FINANCING ACTIVITY
Proceeds from issuance of common stock         $     -0-            $ 65,700
                                               -------------      ----------



NET (DECREASE) INCREASE IN CASH               $    (299)             $ 36,894
CASH - beginning of period                        4,302                29,120
                                              --------------     ------------

CASH - end of period                          $   4,003              $ 66,014
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          FLORHAM CONSULTING CORP.

                   Notes to Condensed Financial Statements

                                June 30, 2007

                                 (Unaudited)


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Florham Consulting Corp. (the "Company") was organized under the laws of the State of Delaware on February 9, 2005 to offer consulting and web design services. In 2005 the Company was a development stage enterprise. In 2006, the Company entered into its first Internet consulting agreement and since then, has completed web design and project work for another three clients. The Company's clients are currently located in New York.

     On June 28, 2006, the Company was recapitalized as follows: All outstanding shares and warrants were exchanged, for no additional consideration, for an aggregate of 101,000 shares of common stock and warrants to purchase 925,000 shares of common stock. The accompanying financial statements reflect the recapitalization as if it had occured at inception.


         Basis of Presentation

     The accompanying unaudited interim financial statements as of June 30, 2007, and for the three and six months ended June 30, 2006 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2006 and 2007 and cash flows for the six months ended June 30, 2006 and 2007. The results of operations for the three and six months ended June 30, 2006 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2006 information has been derived from the audited financial statements for the year ended December 31, 2006 included in the Company's registration statement on Form SB-2. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form SB-2 as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2006.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of June 30, 2007 and December 31, 2006, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At June 30, 2007 and December 31, 2006, the Company had net operating loss carryforwards of $38,905 and $8,173, respectively, available to reduce future taxable income expiring through 2026. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $15,290 and $3,212 has been fully reserved as of June 30, 2007 and December 31, 2006, respectively.

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


                                                Six months ended
                                              -------------------
                                    June 30, 2006         June 30, 2007
                                   ------------------    ------------------

   Basic and diluted                  $ (0.01)              $ (0.23)



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


     Approximately 92% of the Company's consulting income in the six months ended June 30, 2007 is from two clients, one of whom accounted for approximately 78% of the Company's revenues for the six months ended June 30, 2007 and 72% of the Company's accounts receivable as of June 30, 2007, and the other of whom accounted for approximately 14% of revenues for the six months ended June 30, 2007 and 25% of accounts receivable as of June 30, 2007.


Item 2.     Management's Discussion and Analysis

     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     Florham Consulting Corp. ("Florham Consulting") was formed on February 9, 2005 as a Delaware corporation. As of June 30, 2007, Florhan Consulting had net working capital of $52,795. For the three and six months ended June 30, 2007, we had consulting revenues of $2,925 and $5,400, respectively, as compared to zero consulting revenues for the three and six months ended June 30, 2006. Such revenue was derived from four clients. Expenses for the three and six months ended June 30, 2007 were $19,916 and $36,849, respectvely, as compared to zero and $739 for the three and six months ended June 30, 2006, respectively. The increase in expenses is primarily attributable to increased legal and accounting expenses. For the three and six months ended June 30, 2007, our net loss from operations was $(16,341) and $(30,732), respectively, as compared to a net income (loss) from operations of $21 and $(691) for the three and six months ended June 30, 2006, respectively. This increase in net loss from operations is attributable to increased expenses which were only partially offset by an increase in consulting revenue.

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

         None



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

Date: August 13, 2007


/s/ David Stahler
David Stahler
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    FLORHAM CONSULTING CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Florham Consulting Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David Stahler, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2007

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


Dated:  August 13, 2007