Form 10KSB
period 2007-12-31
FLORHAM CONSULTING CORP
filed 2008-03-26
CIK 1384086

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-KSB


                                    (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                     ______________ TO ______________

                   COMMISSION FILE NUMBER: 000-52634

                         FLORHAM CONSULTING CORP.
                  (Name of Small Business Issuer in Its Charter)

                         Delaware                     20-2329345
              (State or Other Jurisdiction of       (I.R.S. Employer
             Incorporation or Organization)         Identification No.)

                  64 Beaver Street, Suite 233 New York, NY  10004
                 (Address of Principal Executive Offices) (Zip Code)

                      Issuer's telephone number: (646) 206-8280

Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities  registered  pursuant to Section 12(g) of the Exchange Act:
     Common Stock, $0.0001 Par Value

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [  ].

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]      No  [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act Yes [X] No [ ]

     State issuer's revenues for its most recent fiscal year: $15,825

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Registrant's common stock has not traded and there is no market for the common stock at this time. Based solely on the price per share of $1.00 paid to the registrant in the most recent purchase of shares of common stock by third party investors in the past, it is estimated that the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $113,100.

     State the number of shares outstanding of each of the issuer's classes of common equity: As of March 26, 2008, 166,700 shares of common stock, par value $0.001 per share, were outstanding.

                Documents Incorporated by Reference

                       None

Transitional Small Business Disclosure Format (check one): Yes  [  ]   No  [X]

FORWARD LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Florham Consulting Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Description of Business," "Management's Discussion and Analysis" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Part I

Item 1. DESCRIPTION OF BUSINESS

Our Company

BUSINESS

     Florham  Consulting  Corp.  ("we,  "us",  or the  "Company")  is a Delaware
corporation incorporated in February 2005. We are an Internet professional services firm. We provide our clients with an integrated set of strategic, creative and technology services that enable them to effect and maximize their Internet business. These services help our clients create and enhance relationships with their customers, staff, business partners and suppliers.

     Our strategic services include advising clients on developing business models for their Internet activities, identifying opportunities to improve operational efficiencies through online opportunities and planning for the operations and organization necessary to support an online business. Our creative services include developing graphic designs and web sites for our clients. Our technology services include recommending and installing appropriate hardware and software networks to enable online sales, support and communication. We also manage the hosting of clients' websites in certain cases.

Industry Overview

     The Internet has become an integral part of many people's lives. The Internet is increasingly being used to find information, communicate and conduct business. The increasing acceptance of the Internet has created significant opportunities for companies that seek to grow and demand increased efficiencies. Many companies are taking advantage of the Internet's opportunities to strengthen customer relationships, improve operational efficiency and spur product innovation.

     Developing successful Internet businesses that promote interactive relationships requires a special set of capabilities. Developers of these businesses must provide integrated strategy, creative technology and project management services. In addition, developers must have the ability to understand the needs of customers and fulfill them. Further, companies often lack the management and technical infrastructure required to develop and support Internet services.

     Therefore,   companies  seeking  to  do  business  over  the  Internet  are increasingly engaging Internet professional services firms to provide integrated strategy, creative, technology and project management services.

Our Services

     We provide fully integrated Internet professional services to our clients to enable them to develop and enhance their interactive capabilities. We develop Internet services and strategies that add value to our clients' businesses. The
services we provide  include   strategic   planning,   Web  site  content
development, graphic design and computer programming. The following is a description of the aspects of our services:

Strategic Services

     We help clients develop Internet strategies for their businesses. We work closely with our clients to understand and analyze their businesses. We help our clients develop their Internet strategies in the context of their business and marketing goals. Our strategic services include assisting our clients in:

o developing Internet strategies to reach new customers less expensively and to better reach existing customers;

o    improving the efficiency of internal operations; and,

o promoting customer loyalty for our clients through effective Internet communication.


Internet Commerce and Communication Services

     We help our clients use the Internet as an effective means of dealing with their customers. We help create Websites for our clients that reflect the entire customer relationship, including:

o    introducing relevant, customized information, products and services;

o    demonstrating the benefits of our clients' products and services; and,

o    permitting customers to efficiently effect transactions with our clients.


Creative Services

     We assist clients in designing websites that are user-friendly and that effectively present our clients' products and services. We work closely with our clients to understand their products and services and the needs of their customers. We advise clients on how they can bring their product and service online. We also offer web site maintenance services, where we manage the hosting of a client's web site.

Systems

     We recommend and install appropriate hardware and software networks that support our clients' Internet strategies. We can also adapt and develop custom software solutions and build add-on components to our clients' existing software applications.

Current Contracts

     As of December 31, 2007, we had performed consulting or design services for five clients.

     On August 1, 2006, we entered into an agreement with Chocolate Printing Company, Inc. ("CPC") pursuant to which we, among other things, assist CPC in the development of its on-line business strategy. We are paid an advisory fee of $700 per month plus $150 per hour for each hour (in excess of four hours per month) we provide services to CPC during the term of the agreement.

     Our other four clients have engaged us to complete various graphic design projects and to design, build and manage the hosting of their websites.

Growth Strategy

     We believe that our business can grow in two ways. The first would be to expand internally by hiring more employees, completing additional consulting or design projects entering into additional agreements with clients and/or partnering with third parties. The second would be through acquisitions or mergers with other entities in its or other businesses.

     On March 12, 2007 we entered into an agreement with Ronny Bergman pursuant to which Mr. Bergman agreed to provide web programming services for our clients on a nonexclusive basis. These services include writing the computer code for a client's website to enable the website to be fully operational on the Internet.

Selection of Business Opportunities

     We anticipate that in the event that we elect to seek a business opportunity, such as a merger or acquisition, the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that being a public corporation will help us find an acquisition candidate for the following reasons; facilitate and improve the terms on which additional equity financing may be sought, provide incentive stock options or similar benefits to key employees, increase the opportunity to use securities for acquisitions, provide liquidity for shareholders, and other factors. Management anticipates that business opportunities may be available in many different industries, both within and without the Internet professional services industry and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     We will have limited capital with which to provide the owners of business entities with any cash or other assets which may be attractive. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company after the business combination; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     We may acquire a venture which is in its preliminary or development stage, which is already in operation, or in any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

     With respect to negotiations with a target company, management expects to focus on the percentage of the company which target company shareholders would acquire in exchange for their shareholdings in the target company. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

Marketing

     We intend to develop a marketing team which we believe will be crucial to our future growth and success. The marketing team would be engaged full-time to develop our brand and image recognition. We intend to participate in executive seminars, trade shows and market research. In addition, we may make presentations at seminars and advertise our services in the print or other media to improve our visibility.


Competition

     We engage in a highly competitive and fragmented industry. Almost all of our competitors are, on an overall basis, larger than us or are subsidiaries of larger companies, and therefore may possess greater resources than us. Furthermore, because our business does not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms.

     Competition for our service is based primarily on reputation, track record, experience, quality of service and price.

Intellectual Property Rights

     We have no proprietary software or products. We rely on non-disclosure agreements with our employees to protect the proprietary software and other proprietary information of our clients. Any unauthorized use or disclosure of this information could harm our business.

Personnel

     We currently employ one individual,  David Stahler, our President.  We have
relationships  with  independent,   outside  computer  programmers  who  provide
computer program services to the Company as needed.

RISK FACTORS

     The following factors should be considered carefully in evaluating us and our business. Additional risks and uncertainties not presently known to us may also effect our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.

Risks That Relate to Our Business

     We have a very limited operating history, limited revenues and only minimal assets.

     We have a very limited operating history and limited revenues to date. We have no significant assets or financial resources. We have had losses and they are likely to continue in the near future. No assurance can be given that we will be able to develop our business organically or through mergers or acquisitions.

We need to obtain financing in order to continue our operations.

     On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan, we have enough cash to meet our anticipated cash requirements for approximately 12 months. We will likely require additional funds if we want to fully implement our business plan and take advantage of evolving market conditions. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

     We face intense competition, which could harm our business.

     Our market is relatively new, intensely competitive, highly fragmented and subject to rapid technological change. We expect competition to intensify and increase over time because:

o there are few barriers to entering the Internet professional services market;

o    our industry is consolidating; and

o    many of our competitors are forming cooperative relationships.

     We compete against other Internet professional services firms, as well as a number of different types of companies that are not exclusively in the Internet professional services business.

     Almost all of our competitors have longer operating histories, greater name recognition, larger established client bases, longer client relationships and significantly greater financial, technical, personnel and marketing resources than we do. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients, employees and strategic partners. Further, our competitors may perform Internet services that are equal or superior to our services or that achieve greater market acceptance than our services. We have no patented or other proprietary technology that would limit competitors from duplicating our services. We must rely on the skills of our personnel and the quality of our client service.

     Increased competition is likely to result in price reductions, reduced gross margins additional marketing expenses and loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to compete successfully against existing or future competitors.

     Our efforts to raise awareness of our corporate identity may not be successful, which may limit our ability to expand our client base and attract acquisition candidates and employees.

     We believe that building our corporate identity is critical for attracting and expanding our client base and attracting employees. If we do not continue to build our corporate identity, we may not be able to effect our strategy. We also believe that reputation and name recognition will grow in importance as the number of companies competing in the market for Internet professional services increases. Our success will be predicated on providing high quality, reliable and cost-effective services. If clients do not deem our services as meeting their needs, or if we fail to market our services effectively, we will be unsuccessful in maintaining and strengthening our corporate identity.

     If we do not keep pace with technological changes, our services may become less competitive and our business could suffer.

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. If we cannot keep pace with these changes our services could become less competitive and our business could suffer. To achieve our goals, we need to provide services that keep pace with continuing changes in industry standards, information technology and client preferences. We may be unable to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or client requirements. This would materially and adversely affect our business, results of operations and financial condition.

     The market for our services and our revenue growth depend on our current and potential clients accepting and employing the Internet.

     Since we expect to derive most of our revenues from providing Internet professional services, our future success is dependent on increased use of the Internet as a marketplace. If the Internet develops as a viable marketplace more slowly than expected, our business, results of operations and financial condition could materially suffer. Most of our current or potential clients have limited experience with Internet marketing and may determine that the Internet is not an effective method for expanding their businesses. We cannot assure you that the market for Internet professional services will continue to grow or become sustainable.

     Governmental regulations regarding the Internet may be enacted which could impede our business.

     To date, governmental regulations have not materially restricted the use of the Internet by most companies. However, laws and regulations relating to the Internet may change. New laws and regulations, or new interpretations of existing laws and regulations, could impact us directly, by regulating our operations or imposing additional taxes on the services we provide, which could adversely impact our results and operations. These regulations could restrict our ability to provide our services or increase our costs of doing business.

     In addition, new laws could impact us indirectly by preventing our clients from delivering products and services over the Internet or slowing the growth of the Internet. New laws relating to sales and other taxes, user privacy, pricing controls, consumer protection and international commerce may limit the growth of the Internet as a commercial vehicle. In addition, unfavorable judicial interpretation of existing laws, and the adoption of new laws, regarding liability for libel and defamation and copyright, trademark and patent infringement may extend liability to Web site owners. If these new laws decrease the acceptance of e-commerce and other aspects of the Internet, our clients may be harmed and, as a consequence, our revenue growth and growth in demand for our services would be limited and our business, results of operations and financial condition would be adversely affected.

     If we fail to deliver quality services or fulfill client needs, or if our services harm our clients' businesses, we may face additional expenses, losses or negative publicity.

     Many of our engagements involve projects that are critical to the operations of our clients' businesses. If we cannot complete engagements to our clients' expectations and on a timely basis, we could materially harm our clients' operations. This could damage our reputation, subject us to increased risk of litigation or force us to redesign the project. Any of these events could have a material adverse effect on our business, results of operations and financial condition. Currently we do not carry general liability insurance coverage. The successful assertion of one or more significant claims against us could have a material adverse effect on our business, results of operations and financial condition.

     We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

     It is possible that in performing services for our clients, we may inadvertently infringe upon the intellectual property rights of others. In such event, the owner of the intellectual property may commence litigation seeking damages and an injunction against both us and our client, and the client may bring a claim against us. Any infringement litigation would be costly, regardless of whether we ultimately prevail. Even if we prevail, we will incur significant expenses and our reputation would be hurt, which would affect our ability to generate business and the terms on which we would be engaged, if at all.

     We are dependent upon our management and we need to engage additional skilled personnel.

     Our success depends in large part on the skills and efforts of our only officer, our president and chief executive officer, David Stahler. The loss of the services of Mr. Stahler could have a material adverse effect on the development and success of our business. Mr. Stahler has an employment agreement with us that requires him to devote such of his working time to our business as we and Mr. Stahler determine is necessary for the performance of his duties under his employment agreement. We have not obtained key man insurance on the life of Mr. Stahler. Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, almost all of which have significantly greater financial and other resources than we. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

     If we make any acquisitions, they may disrupt or have a negative impact on our business.

     If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

o    the difficulty of integrating acquired products, services or operations;

o the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

o difficulties in complying with regulations in other countries that relate to our businesses;

o difficulties in maintaining uniform standards, controls, procedures and policies;

o the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

o the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

o the effect of any government regulations which relate to the business acquired;

o potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition;

o difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and

o potential expenses under the labor, environmental and other laws of other countries.

     Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Further, the commencement of business in other countries may be subject to significant risks in areas which we are not able to prepare for in advance.

No dividends.

     We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business and we may never pay cash dividends.

Risks Concerning our Securities.

Because our stock is not currently traded, we cannot predict when or whether an active market for our common stock will develop.

     Our common stock is not traded on any trading market, and we do not have a significant public float. We may in the future seek to list our common stock on the OTC Bulletin Board. No assurance can be given that such listing will be successful or if our common stock were to trade on the OTC Bulletin Board or the Pink Sheets, we cannot assure you that any significant market for our stock would develop. In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations for our stock; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

     Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

     Our operating results may fall below the expectations of securities analysts and investors as well as our own projections. In this event, the market price of our common stock would likely be materially adversely affected.

     The registration and sales of common stock being sold pursuant to our currently effective prospectus may have a depressive effect upon the market for our common stock.

     We have a minimal public float, and the shares of common stock being offered by our currently effective prospectus constitute a not insignificant portion of the outstanding shares of our common stock. If stockholders sell a significant number of shares of common stock, the market price of our common stock may decline.

     Because we may be subject to the "penny stock" rules, you may have difficulty in selling our common stock.

     If a public market develops for our common stock and if our stock price is less than $5.00 per share, our stock may be subject to the SEC's penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

     According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;


o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;


o    "Boiler  room"   practices   involving  high  pressure  sales  tactics  and
     unrealistic price projections by inexperienced sales persons;


o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and


o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.


     As an issuer of "penny stock' the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

     Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon a claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

     The exercise of outstanding warrants may have a dilutive effect on the price of our common stock.

     To the extent that outstanding warrants are exercised, dilution to our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

     Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

     The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. As of the date of this Form 10KSB, we are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

 Reporting requirements may delay or preclude acquisition.

     Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     Our officers and directors have limited liability and have indemnity rights which may discourage stockholders from bringing an action against them.

     Our Certificate of Incorporation provides that we will indemnify our officers and directors against losses sustained or liabilities incurred which arise from any transaction in that officer's or director's respective managerial capacity unless that officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction. Our Certificate of Incorporation also provides for the indemnification by us of our officers and directors against any losses or liabilities incurred as a result of the manner in which the officers and directors operate our business or conduct our internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, our best interests of and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. The existence of these provisions may discourage holders of our Common Stock from bringing an action against management because we may be responsible for paying all costs associated therewith, which could negatively impact the value of our Common Stock.

     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Commencing in fiscal 2007, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2007 and a report by our independent registered public accounting firm addressing these assessments for the year ending December 31, 2009. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.


     Transfers of our securities may be restricted by virtue of state securities "blue sky" laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

     Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

ITEM 2.  DESCRIPTION OF PROPERTIES

     We have no properties and at this time has no agreements to acquire any properties. We currently use the office of our management at no cost. The amount of office space utilized by us is considered insignificant. Management has agreed to continue this arrangement until such time as we require larger space. Management believes that office space will be available at reasonable rents when such space is needed.

ITEM 3.  LEGAL PROCEEDINGS

     We are not presently party to any material legal proceeding nor are we aware of any material pending or potential legal proceeding which may be instituted against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     As of the date hereof, none of our securities are traded on any public market. We intend to explore the possibility of causing the Common Stock to be admitted for quotation on the Over the Counter Electronic Bulletin Board (the "OTCBB"); however, management cannot assure you that it will pursue such course of action, that it will identify a broker to sponsor such listing, that the common stock will be admitted for trading or if admitted for trading that a liquid market for the securities ever will develop.

     As of March 26, 2008, there were approximately 114 holders of record of our common stock.

     We currently intend to retain all available earnings, if any, generated by our operations. Accordingly, we do not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     We are a New York based company established in 2005 to offer Internet professional services. We provide our clients with an integrated set of strategic, creative and technology services that enable them to effect and maximize their Internet business. These services help our clients create and enhance relationships with their customers, staff, business partners and suppliers.

     Our strategic services include advising clients on developing business models for their Internet activities, identifying opportunities to improve operational efficiencies through online opportunities and planning for the operations and organization necessary to support an online business. Our creative services include developing graphic designs and Web sites for our clients. Our technology services include recommending and installing appropriate hardware and software networks to enable online sales, support and communication. We also manage the hosting of clients' websites in certain cases.

     Our business has been dependent upon a small number of clients. During the year ended December 31, 2007 we had only five clients.

     We do not believe that our business is seasonal. However, because our business is based on performing services under contracts which relate to specific projects, there may be a lag between the completion of one project and the commencement of the following project. This lag may cause some decline in revenues and a related decline in gross margin.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management's best estimates available at the time of preparation. Actual experience may differ from these estimates.

Use of Estimates


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by us include the valuation of the deferred tax asset allowance and the allowance for doubtful accounts.

Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented by us approximate their fair value due to their short-term nature.

Revenue Recognition

     We recognize revenue from our Internet consulting agreements as services are provided on a monthly and hourly basis, based on a standardized fee structure. We recognize revenues on web design projects upon completion of the project. Cash received from clients in advance of the completion of a project is recorded as a deposit.

Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by us through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. Our policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2007, no allowance was deemed necessary.

Income Taxes

     We follow the  provisions  of Statement of Financial  Accounting  Standards
Board No. 109, "Account for Income Taxes," and Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" which require the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

Recent Accounting Pronouncements

     Management does not believe that any recently issued, not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

     The following table sets forth our statements of operations for the years ended December 31, 2006 and December 31, 2007:


                                            Year ended               Year ended
                                          December 31, 2007          December 31, 2006

Consulting Income                              $14,275                  $ 8,000

Cost of revenue                                   $225                     $450

Gross Profit                                   $14,050                  $ 7,550

Other Income                                    $1,550                      $78

Selling, general and administrative costs      $46,310                   $10,094

(Loss) before income tax expense (benefit)    ($30,710)                 ($2,466)

Income tax expense (benefit)                        -0-                      -0-

Net (loss)                                    ($30,710)                 ($2,466)


     Year Ended December 31, 2007 and Year Ended December 31, 2006.

     Revenues. Consulting income for 2007 was $14,275 as to compared to $8,000 in 2006. The increase in consulting income is attributable to additional consulting projects completed for new and existing clients.

     Cost of Revenues; Gross Margin. Cost of revenues was $225 in 2007 compared to $450 in 2006.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $46,310 in 2007, compared to $10,094 in 2006, due to an increase in legal and accounting expenses.

     No income tax benefit has been reflected in either period as management has determined that it is more likely than not that the net operating loss carryforwards will not be utilized in the future and, accordingly, the deferred tax asset of $15,281 (as of December 31, 2007) and $3,212 (as of December 31,
2006) has been fully reserved.

     Net Loss. As a result of foregoing, our net loss increased to ($30,710), or ($0.20) per share (basic and diluted), for the year ended December 31, 2007, as compared with a net loss of ($2,466) or ($0.02) per share (basic and diluted), for the year ended December 31, 2006.

Liquidity and Capital Resources

     Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At December 31, 2007, we had working capital of approximately $ 52,817 compared to working capital of $17,827 at December 31, 2006, principally as a result of the closing of our private placement in March, 2007.

     We raised gross proceeds of $65,700 from the sale of shares of common stock in March 2007. $6,500 were used to pay offering expenses and the balance has been and will be used for working capital purposes.

     Management believes that based on current levels of operations and anticipated growth, cash flows from operations will be sufficient to fund anticipated expenses for the next 12 months.

     While uncertainties relating to competition, the industries and geographical regions served by us and other regulatory matters exist within the Internet professional services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements. To the extent that these factors result in a decline in our revenue, our liquidity may be affected.

Off Balance Sheets Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS

     Please see the Financial Statements, including the Notes thereto, appended to the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of its Principal Executive Officer (who is also its Principal Financial and Accounting Officer), has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Principal Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     This annual report does not include a report of management's assessment regarding internal controls over financial reporting or any attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

     During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

         None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTORS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table lists, as of December 31, 2007, our directors, executive officers and key employees:

NAME               AGE              TITLE

David Stahler       23              President, Treasurer, Secretary & Director

     Mr. Stahler, 23, has been our President, Treasurer, Secretary and Director since 2006. Since 2006, Mr. Stahler has provided Internet professional services to our clients and other companies. Such services include designing graphic and advertising materials and providing advice with respect to websites and Internet and other marketing campaigns. Mr. Stahler is also a part-time student at Touro College in New York, New York where he is seeking a B.A. degree in psychology with a minor in finance. Mr. Stahler has also provided mentoring and counseling services to college-age adults.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors appoints officers as necessary.

Committees Of The Board

     The Board does not have an audit, nominating or a compensation committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. Compensation of management is determined by the entire Board of Directors.

     We expect that at such time as the business grows we will formulate appropriate committees of the board.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Such executive officers, directors and stockholders have furnished to us copies of such reports. To our knowledge, based solely upon the review of the copies of such reports forwarded to us, we believe that all our directors, officers and greater than 10% stockholders have complied with applicable Section 16(a) reporting requirements in a timely manner.

Code Of Ethics

     We have not adopted a code of ethics. Though we do intend to adopt a Code of Ethics if we are successful in implementing our business plan, our management currently believes that, due to the fact that we only have one part-time employee such a Code of Ethics is unnecessary at this time.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

     To date no compensation has been paid to Mr. Stahler. On January 1, 2007 Mr. Stahler entered into an employment agreement (the "Employment Agreement") with us. The Employment Agreement has an initial term of three years and provides that Mr. Stahler will receive compensation of $40,000 per annum once our annualized revenue exceeds $300,000 on a quarterly basis ("Revenue Target"). The Employment Agreement requires Mr. Stahler to devote such of his working time to our business as we and Mr. Stahler determine is necessary for the performance of his duties under the Employment Agreement. Mr. Stahler has agreed to devote all of his business time to our business once we reach the Revenue Target, or earlier, if circumstances require.

Compensation Plans

     We do not have any stock option or compensation plan and have never issued any stock-based compensation. No stock options or restricted stock grants have been issued through the date of this Form 10-KSB.


Compensation Of Directors

     Directors do not receive any direct or indirect compensation for serving in such capacity. We will reimburse directors for all reasonable costs and expenses incurred in connection with attending or participating in meetings of the Board.

Employment Agreements

     Other than the Employment Agreement with Mr. Stahler, we are not party to any employment agreements with management.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth information as of March 26, 2008, regarding the beneficial ownership of common stock by (1) each of our directors and officers; (2) each person or group known by us to beneficially own 5% or more of the outstanding shares of common stock; and (3) all of our executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.


NAME AND ADDRESS                AMOUNT OF                         PERCENTAGE OF
OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP                    OUTSTANDING
                                                                SHARES OWNED (1)
-------------------------  ---------------------               ----------------
David Stahler                 53,600 shares                         32.2%
64 Beaver Street, Suite 233
New York, New York 10004

All officers and directors
as a group (1 person)         53,600 shares                         32.2%

     -----------

(1)  Based on a total of 166,700 shares outstanding as of March 26, 2008.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We use office space provided to us by our President, David Stahler at no cost to us. The amount of office space we use is insignificant.

     The mother of our president is the co-trustee of a trust which owns approximately 18% of the capital stock of Chocolate Printing Company, Inc., one of our clients.

ITEM 13.  EXHIBITS

DESCRIPTION OF EXHIBITS

         (a) Financial Statements see Index to Financial Statements on page F-1 of this Annual Report.

         (b)  Exhibits See Exhibit Index.

EXHIBIT NO.
-------
3.1      Certificate of Incorporation of Florham Consulting Corp*
3.2      Bylaws of Florham Consulting Corp*
10.1 Agreement dated August 1, 2006 between Florham Consulting Corp. and Chocolate Printing Company, Inc.*
10.2     Employment Agreement between Florham Consulting Corp. and David
         Stahler.
10.3 Agreement dated March 12, 2007 between Florham Consulting Corp. and Ronny Bergman*
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Filed as an exhibit to the Company registration on Form SB-2, File No. 333-142212, which was declared effective on May 4, 2007 and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The following table sets forth fees billed to us during the fiscal years ended December 31, 2007 and 2006 by our independent auditors:

                                  December 31, 2007         December 31, 2006
                                   -----------------       ----------------
(i)      Audit Fees                $25,000                     $     0
(ii)     Audit Related Fees        $     0                     $     0
(iii)    Tax Fees                  $     0                     $     0
(iv)     All Other Fees            $     0                     $     0


     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. Audit fees billed to the Company during the fiscal year ended December 31, 2007 include (i) $17,500 billed in connection with the audits contained in and review of the Company's Form SB-2 filed in 2007, and (ii) $7,500 billed in connection with the review of the Company's quarterly reports on Form 10QSB.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There were no such services provided in fiscal 2006 or 2007.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, tax planning and tax return preparation.

     All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2007.

     Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Company's policy is that our auditor performs its services independently and with the highest integrity and professionalism. There is no formal written policy. Any engagement of our outside auditor must be consistent with principles determined by the SEC, namely, that the independent auditor cannot audit its own work, perform management functions or act as an advocate for the client.


     We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 26, 2008
                          FLORHAM CONSULTING CORP.

                      /s/ David Stahler
                          David Stahler
                          Chief Executive Officer and Chief Financial Officer
                         (Principal Executive, Financial and Accounting Officer)


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature      Title                                       Date
/s/ David Stahler  Chief Executive Officer,
    David Stahler  Chief Financial Officer and Director        March 26, 2008

EXHIBIT 31.1
              CERTIFICATION

I, David Stahler, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Florham Consulting Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Florham Consulting Corp. as of and for, the periods presented in this annual report;

     4. Florham Consulting Corp.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Florham Consulting Corp. and have:


     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Florham Consulting Corp., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of Florham Consulting Corp.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     d. Disclosed in this report any change in Florham Consulting Corp. internal control over financial reporting that occurred during its most recent fiscal quarter (Florham Consulting Corp.'s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Florham Consulting Corp.'s internal control over financial reporting.

     5. Florham Consulting Corp.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial  reporting,  to  Florham  Consulting  Corp.'s  auditors  and the audit committee of Florham Consulting Corp.'s board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect Florham Consulting Corp.'s ability to record, process, summarize and report financial information, and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Florham Consulting Corp.'s internal control over financial reporting.


Date: March 26, 2008


/s/ David Stahler
    David Stahler
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                       FLORHAM CONSULTING CORP.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Florham Consulting Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Stahler, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/  David Stahler
     David Stahler
     Chief Executive Officer and Chief Financial Officer

March 26, 2008

INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Report of Independent Registered Public Accounting Firm             F-1

Balance Sheets as of December 31, 2007 and December 31, 2006        F-2

Statements of Operations for the Years ended December
31, 2007 and December 31, 2006                                      F-3

Statement of Changes in  Stockholders'  Equity for
the Years ended December 31, 2007 and December 31, 2006             F-4

Statements  of Cash  Flows for the  Years ended December            F-5
31, 2007 and December 31, 2006

Notes to Financial Statements                                       F-6

FLORHAM CONSULTING CORP. FINANCIAL STATEMENTS


   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Florham Consulting Corp.
New York, New York

     We have audited the accompanying balance sheets of Florham Consulting Corp. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florham Consulting Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.





/s/ Raich Ende Malter & Co. LLP
    New York, New York
    March 24, 2008

                          Florham Consulting Corp.
                               Balance Sheets


                                                     As of December 31,
                                                   ----------------------

                                                2007                  2006
                                            -------------        -------------

ASSETS

CURRENT ASSETS

   CASH                                         $ 52,061         $ 29,120
   ACCOUNTS RECEIVABLE                             6,350              700
                                            ----------------   ---------------
TOTAL ASSETS                                    $ 58,411         $ 29,820
                                             ===============    ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $  5,594          $ 11,993
                                           ----------------    ---------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 101,000 AND 166,700
 SHARES as of December 31, 2006 and 2007
 RESPECTIVELY                                        17                 10

 ADDITIONAL PAID IN CAPITAL                      91,683             25,990

 ACCUMULATED DEFICIT                            (38,883)            (8,173)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY                      52,817             17,827
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 58,411           $ 29,820
                                             ================    ==============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Florham Consulting Corp.
                        Statements of Operations


                                 For the Year Ended          For the Year Ended
                                  December 31, 2007           December 31, 2006
                              ------------------------        -----------------


CONSULTING REVENUES                  $    14,275                 $   8,000

COST OF SERVICES                             225                       450
                                     ----------------         ----------------

GROSS PROFIT                         $    14,050                 $   7,550


GENERAL & ADMINISTRATIVE EXPENSES          46,310                   10,094

OTHER INCOME                                1,550                       78
                                     -----------------         ----------------

NET (LOSS)                           $    (30,710)                $  (2,466)
                                     -----------------         ----------------
                                     -----------------         ----------------

(LOSS) PER COMMON SHARE
BASIC AND DILUTED                    $      (0.20)                 $  (0.02)
                                     -----------------         ----------------
                                     -----------------         ----------------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED       151,040                    101,000
                                      ----------------         ----------------
                                      ----------------         ----------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                          Florham Consulting Corp.
               Statements of Changes in Stockholders' Equity




                                                                                      COMMON
                                                                      ADDITIONAL      STOCK                               TOTAL
                     PREFERRED         COMMON       COMMON               PAID-IN      SUBSCRIPTION       ACCUMULATED   STOCKHOLDERS'
                      STOCK            STOCK       STOCK WARRANTS        CAPITAL      RECEIVABLE            DEFICIT         EQUITY
                     --------          -------    --------------      -----------    ---------------      ----------    -----------
                   Shares Amount      Shares Amount  Shares
                   ------ ------      ------ ------  ------


BALANCE-
January 1, 2006       -    -       101,000   10     925,000              25,990        (20,000)            (5,707)           293


PROCEEDS FROM
COMMON STOCK
SUBSCRIPTION
RECEIVABLE                                                                              20,000                            20,000


NET (LOSS)                                                                                                 (2,466)        (2,466)

BALANCE-
December 31, 2006     -   $-      101,000   $10    925,000              $25,990           -               $(8,173)       $17,827


PROCEEDS FROM
SALE OF
COMMON STOCK                       65,700     7                          65,693                                           65,700


NET (LOSS)                                                                                                (30,710)       (30,710)

                      ------------------------------------------------------------------------------------------------------------

BALANCE -             -  -$-     166,700    $17    925,000             $ 91,683           -              $(38,883)       $52,817
DECEMBER 31, 2007    --- ---     --------  -----  ---------            ---------       --------          ----------     ---------
                     --- ---     --------  -----  ---------            ---------       --------          ----------     ---------









                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Florham Consulting Corp.
                        Statements of Cash Flow


                                    For the Year Ended       For the Year Ended,
                                    December 31, 2007        December 31, 2006
                                   ------------------         -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                  $ (30,710)               $ (2,466)
Adjustments to reconcile net loss
to net cash (used in) provided by
operating activities:
Changes in asset and liability balances:
Accounts receivable                            (5,650)                   (700)
Accrued liabilities                            (6,399)                  7,984
                                         ---------------         --------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                        $(42,759)               $   4,818
                                         ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock        65,700                        0
Proceeds from stock subscription receivable        0                   20,000
                                         ---------------         --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES     65,700                   20,000
                                        ---------------          --------------


NET INCREASE IN CASH                          $22,941                $ 24,818

CASH -- beginning of period                   $29,120                $  4,302
                                        ---------------          --------------

CASH --  end of period                        $52,061                $ 29,120
                                        ----------------         --------------





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                            FLORHAM CONSULTING CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007

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

     On June 28, 2006, the Company was recapitalized as follows: All outstanding shares and warrants were exchanged, for no additional consideration, for an aggregate of 101,000 shares of common stock and warrants to purchase 925,000 shares of common stock. The accompanying financial statements reflect the recapitalization as if it had occurred at inception.

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

         Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

         Revenue Recognition

     The Company recognizes revenue from its Internet consulting agreements as services are provided on a monthly and hourly basis, based on a standardized fee structure. The Company recognizes revenues on web design projects upon completion of the project. Cash received from clients in advance of the completion of a project is recorded as a deposit.

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2007 no allowance is deemed necessary.

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

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which modified the calculation of earnings per share ("EPS"). This statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been antidilutive. Accordingly, basic and dilutive loss per share are the same for the Company.

Loss Per Share

                         For the                    For the
                        Year Ended                 Year Ended
                      December 31, 2007          December 31, 2006

  Basic and diluted       $(0.20)                   $ (0.02)

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

     In February 2007, the FASB issued Statement of Financial Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial
Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 141R to have an effect on its financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 160 to have an effect on its financial statements.

     In March 2007, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company's financial statements.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. At December 31, 2007 and 2006, the Company had net operating loss carryforwards of $38,883 and 8,173, respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carryforwards will not be realized in the future and, accordingly, the deferred tax asset of $15,281 and $3,212 has been fully reserved as of December 31, 2007 and 2006, respectively. The Company's valuation allowance increased by $12,069 during 2007. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:



                                   For the year ended          For the Year ended
                                   December 31, 2007           December 31, 2006
                                 ------------------          ----------------------

(Loss) before income taxes      ($30,710)                      ($2,466)
                                ----------                     -------
                                ----------                     -------

Computed tax benefit at
statutory rate:

Federal                         ($10,441)     (34%)              ($838)       (34%)

State, Net of Federal Tax Effect  (1,628)      (5.3%)             (131)        (5.3%)

Surtax Exemption                   5,835       19%                 469         19%

Net Operating Loss
Valuation allowance              $ 6,234       20.3%            $  500         20.3%
                                   -------    -------           --------       ------

Total tax benefit                   $--        --%                $ --           --%

                                   -------    -------            --------      -------
                                   -------    -------            --------      -------



NOTE C - CAPITAL TRANSACTIONS

     The Company is authorized to issue 10,000,000 shares of $0.0001 par value common stock.

     On February 11, 2005, the Company issued to its founders 200,000 shares of common stock and 800,000 warrants in exchange for $1,000. On March 16, 2005, 25,000 shares of common stock were sold for $1.00 per share. In connection with this sale, the Company received cash of $5,000 in 2005 and a note receivable for $20,000 (the "Subscription Receivable"). On June 28, 2006, the Company was recapitalized as follows: All outstanding shares and warrants were exchanged, for no additional consideration, for an aggregate of 101,000 shares of common stock and warrants to purchase 925,000 shares of common stock at $0.05 per share. The holders of the warrants have cashless exercise rights. These warrants are exercisable until June 30, 2016, provided that the warrants are not exercisable prior to June 30, 2009 unless there is a "Change in Control" (as defined in the warrants) in the Company, in which event the warrants will be exercisable at any time after seventy (70) days following such Change in Control and until June 30, 2016.

     On September 28, 2006, the Subscription Receivable was satisfied by the receipt of $20,000 in cash.

     On March 29, 2007, the Company completed a private placement of 65,700 shares of common stock at $1.00 per share.

     The Company is authorized to issue 2,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company. No shares have been issued.

NOTE D - RELATED PARTY TRANSACTIONS

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

     The mother of the Company's president is a co-trustee of a trust which owns approximately 18% of the capital stock of Chocolate Printing Company, Inc., one of the Company's clients.

NOTE E - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.


     One client accounted for 59% and 44% of the Company's consulting revenues for the years ended December 31, 2007 and 2006, respectively, and accounted for 99% and 100% of the Company's accounts receivable as of December 31, 2007 and 2006, respectively. A second client accounted for 32% and 0% of the Company's consulting revenues for the years ended December 31, 2007 and 2006, respectively.