Form 10-Q
period 2008-03-31
FLORHAM CONSULTING CORP
filed 2008-05-15
CIK 1384086

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to

                  Commission File No. 000-52634

                    FLORHAM CONSULTING CORP.

        (Exact name of registrant as specified in its charter)


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

     [ X ] yes        [   ] no



    Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one) [ ] large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ] Smaller reporting company



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     [ X ] yes        [   ] no



     The number of shares outstanding of the issuer's class of Common Stock as of May 12, 2008 was 166,700.

                          FLORHAM CONSULTING CORP.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED March 31, 2008


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance sheets
       as of March 31, 2008 (Unaudited)
       and December 31, 2007                                               3

       Statements of Operations for the three
       months ended March 31, 2008 and 2007 (Unaudited)                    4

       Statements of Cash Flows for the three
       months ended March 31, 2008 and 2007 (Unaudited)                    5

       Notes to Condensed Financial Statements (Unaudited)                 6

Item 2  - Management's Discussion and Analysis or Plan of Operation       10

Item 3  - Quantative and Qualitative Disclosures About Market Risk        11

Item 4T - Controls and Procedures                                         11

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                11

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3 - Defaults upon Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 5 - Other Information                                                11

Item 6 - Exhibits and Reports on Form 8-K                                 11

        Signatures                                                        13

                           FLORHAM CONSULTING CORP.
                                Balance Sheets

                                              As of
                                        March 31, 2008             As of
                                         (Unaudited)         December 31, 2007
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 51,286            $ 52,061
   ACCOUNTS RECEIVABLE                            4,150               6,350
                                            ----------------   ---------------
TOTAL ASSETS                                   $ 55,436            $ 58,411
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED EXPENSES                           $ 10,853            $   5,594
                                            ---------------    --------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE            -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 166,700 SHARES
 AS OF December 31, 2007 AND                         17                   17
 AS OF March 31, 2008

 ADDITIONAL PAID IN CAPITAL                      91,683               91,683

 ACCUMULATED DEFICIT                            (47,117)             (38,883)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      44,583               52,817
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'           $ 55,436             $ 58,411
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                            FLORHAM CONSULTING CORP.
                            Statements of Operations
                                  (Unaudited)



                                                Three months ended
                                                -------------------
                                         March 31, 2008      March 31, 2007
                                      ------------------   ------------------




CONSULTING REVENUES                       $   4,900            $  2,475


GENERAL AND ADMINISTRATIVE EXPENSES          13,437              16,933

OTHER INCOME                                    303                  67
                                           ----------         ------------
     NET (LOSS)                           $  (8,234)           $(14,391)
                                           ----------         ------------
                                           ----------         ------------

(LOSS) PER COMMON SHARE
BASIC AND DILUTED                         $   (0.05)           $  (0.14)
                                           ----------         ------------
                                           ----------         ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED                     166,700              103,190
                                          -----------         ------------
                                          -----------         ------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                         FLORHAM CONSULTING CORP.
                         Statements of Cash Flow
                              (Unaudited)


                                                THREE MONTHS ENDED
                                                ------------------
                                           March 31, 2008       March 31, 2007
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $  (8,234)            $(14,391)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                               2,200               (2,475)
Accrued expenses                                  5,259                  742
                                              --------------      -----------


NET CASH USED IN
 OPERATING ACTIVITIES                         $    (775)            $(16,124)
                                              --------------      -----------


CASH FLOWS PROVIDED BY
FINANCING ACTIVITY
Proceeds from issuance of common stock        $      -0-            $ 65,700
                                              --------------      ----------



NET (DECREASE) INCREASE IN CASH               $    (775)            $ 49,576
CASH - beginning of period                       52,061               29,120
                                              --------------     ------------

CASH - end of period                          $  51,286             $ 78,696
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          FLORHAM CONSULTING CORP.

                   Notes to Condensed Financial Statements

                                March 31, 2008

                                 (Unaudited)


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Florham Consulting Corp. (the "Company") was organized under the laws of the State of Delaware on February 9, 2005 to offer consulting and web design services. In 2006, the Company entered into its first Internet consulting agreement and since then, has completed web design and project work for another five clients. The Company's clients are currently located in New York.

     On June 28, 2006, the Company was recapitalized as follows: All outstanding shares and warrants were exchanged, for no additional consideration, for an aggregate of 101,000 shares of common stock and warrants to purchase 925,000 shares of common stock. The accompanying financial statements reflect the recapitalization as if it had occurred at inception.


         Basis of Presentation

     The accompanying unaudited interim financial statements as of March 31, 2008, and for the three months ended March 31, 2007 and 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three months ended March 31, 2007 and 2008 and cash flows for the three months ended March 31, 2007 and 2008. The results of operations for the three months ended March 31, 2007 and 2008 are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 information has been derived from the audited financial statements for the year ended December 31, 2007 included in the Company's Form 10KSB for the year ended December 31, 2007. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form 10KSB as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2007.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of March 31, 2008 and December 31, 2007, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At March 31, 2008 and December 31, 2007, the Company had net operating loss carryforwards of $47,117 and $38,883, respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $18,517 and $15,281 has been fully reserved as of March 31, 2008 and December 31, 2007, respectively.

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

     Fair Value Measurements

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 157.

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 159.

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

     Approximately 85% and 97% of the Company's consulting income in the three months ended March 31, 2008 and March 31, 2007, respectively is from two clients, one of whom accounted for 43% and 85% of the Company's revenues for the three months ended March 31, 2008 and March 31, 2007, respectively, and 51% and 88% of the Company's accounts receivable as of March 31, 2008 and March 31, 2007, respectively, and the other of whom accounted for approximately 42% and 12% of revenues for three months ended March 31, 2008 and March 31, 2007, respectively, and 49% and 9% of accounts receivable as of March 31, 2008 and March 31, 2007, respectively.

Note F - Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 141(revised), Business Combinations ("FAS 141R") which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have an effect on its financial statements. Statement of Financial Accounting Standards 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160")

     In December 2007, the Financial Accounting Standards Board issued FAS 160 which changes the accounting and reporting for minority interests. Minority interests will be recharactarized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("FAS 161") which provides financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of FAS 161 to have a material effect on the Company's financial statements.


     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 2.     Management's Discussion and Analysis

     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     Florham Consulting Corp. ("Florham Consulting" or the "Company" or "we") was formed on February 9, 2005 as a Delaware corporation. We are an Internet professional services firm. We provide our clients with an integrated set of strategic, creative and technology services that enable them to effect and maximize their internet business.

     For the three months ended March 31, 2008, we had consulting revenues of $4,900, as compared to $2,475 for the three months ended March 31, 2007. This increase was due to additional projects completed for new and existing clients. Expenses for the three months ended March 31, 2008 were $13,437, as compared to $16,933 for the three months ended March 31, 2008. The decrease in expenses is primarily attributable to reduction in legal and accounting costs. For the three months ended March 31, 2008, our net loss from operations was $(8,234), as compared to a net loss from operations of $(14,391) for the three months ended March 31, 2007 because of our increased revenues and reduced expenses.

     We do not believe our business is seasonal.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the Private Placement and from cash from operations. As of March 31, 2008, we had net working capital of $44,583 as compared to net working capital of $69,136 as of March 31, 2007. This decrease was due to our expenses exceeding our income over the past twelve months.

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

     At current levels, we anticipate our cash will be sufficient for at least the next twelve months.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

     The following factors should be considered carefully in evaluating the Company and its business:

     This Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-Q. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Item 3. Quantative and Qualitative Disclosures About Market Risk

        Not applicable

Item 4T. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules regulations and related forms, and that such information is accumulated and communicated to our Principal Executive Officer (who is also our Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

     As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Item 6.  Exhibits

(a)  Exhibits:

31.1 Certification  of Chief Executive and Chief Financial  Officer  pursuant to
     Section 302 Sarbanes-Oxley Act of 2002


32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1
                                 CERTIFICATION

I, David Stahler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Florham Consulting Corp. ("Florham Consulting");

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

     b. Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     c. Evaluated the effectiveness of Florham Consulting's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     d. Disclosed in this report any change in Florham Consulting's internal control over financial reporting that occurred during Florham Consulting's most recent fiscal quarter (Florham Consulting's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Florham Consulting's internal control over financial reporting.

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

Date: May 15, 2008


/s/ David Stahler
David Stahler
Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                    FLORHAM CONSULTING CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Florham Consulting Corp. (the "Company") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David Stahler, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 15, 2008

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


Dated:  May 15, 2008