Form 10-Q
period 2008-09-30
FLORHAM CONSULTING CORP
filed 2008-11-12
CIK 1384086

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2008

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

     [ X ] yes        [   ] no



     The number of shares outstanding of the issuer's class of Common Stock as of November 12, 2008 was 166,700.

                          FLORHAM CONSULTING CORP.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED September 30, 2008


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance sheets
       as of September 30, 2008 (Unaudited)
       and December 31, 2007                                               3

       Statements of Operations for the three and nine
       months ended September 30, 2008 and 2007 (Unaudited)                4

       Statements of Cash Flows for the nine
       months ended September 30, 2008 and 2007 (Unaudited)                5

       Notes to Condensed Financial Statements (Unaudited)                 6

Item 2  - Management's Discussion and Analysis or Plan of Operation       10

Item 3  - Quantative and Qualitative Disclosures About Market Risk        11

Item 4T - Controls and Procedures                                         11

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                11

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3 - Defaults upon Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 5 - Other Information                                                11

Item 6 - Exhibits and Reports on Form 8-K                                 11

        Signatures                                                        13

                           FLORHAM CONSULTING CORP.
                           Condensed Balance Sheets

                                              As of
                                      September 30, 2008           As of
                                         (Unaudited)         December 31, 2007
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 35,664            $ 52,061
   ACCOUNTS RECEIVABLE                            8,850               6,350
                                            ----------------   ---------------
TOTAL ASSETS                                   $ 44,514            $ 58,411
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED EXPENSES                           $  3,263            $   5,594
    CUSTOMER DEPOSITS                               200                    0
                                           ---------------    --------------

TOTAL CURRENT LIABILITIES                      $ 3,463             $   5,594
                                           ---------------    --------------
 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE            -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 166,700 SHARES
 AS OF September 30, 2008 AND                        17                   17
 AS OF December 31, 2007

 ADDITIONAL PAID IN CAPITAL                      91,683               91,683

 ACCUMULATED DEFICIT                            (50,649)             (38,883)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      41,051               52,817
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'           $ 44,514             $ 58,411
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                            FLORHAM CONSULTING CORP.
                        Condensed Statements of Operations
                                  (Unaudited)

                                            Three months ended                     Nine months ended
                                            -------------------                     ----------------
                                  September 30, 2008  September 30, 2007    September 30, 2008  September 30, 2007
                                  ------------------  ------------------    ------------------  ------------------

CONSULTING REVENUES                    $   4,550         $  6,625             $ 11,700           $ 12,025

COST OF SERVICES                             250              225                  250                225
                                       ----------       -----------          ------------       --------------
GROSS PROFIT                               4,300         $  6,400             $ 11,450           $ 11,800

GENERAL AND ADMINISTRATIVE EXPENSES        3,484            3,307               23,805             40,156

OTHER INCOME                                 120              501                  589              1,218
                                        ----------      ------------         -------------       ------------
     NET INCOME (LOSS)                 $     936         $  3,594             $(11,766)          $ (27,138)
                                        ----------      ------------         -------------       ------------
                                        ----------      ------------         -------------       ------------

INCOME (LOSS) PER COMMON
SHARE BASIC AND DILUTED                 $    0.01         $   0.02             $  (0.07)          $   (0.19)
                                        ----------      ------------         -------------       ------------
                                        ----------      ------------         -------------       ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED                  166,700           166,700             166,700             145,763
                                       -----------       ------------        -------------       -------------
                                       -----------       ------------        -------------       -------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                         FLORHAM CONSULTING CORP.
                      Condensed Statements of Cash Flow
                              (Unaudited)


                                                 NINE MONTHS ENDED
                                                ------------------
                                      September 30, 2008     September 30, 2007
                                      ------------------     ------------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $ (11,766)            $(27,138)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                              (2,500)              (3,875)
Accrued expenses and
other current liabilities                        (2,131)              (9,268)
                                              --------------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         $ (16,397)            $(40,281)
                                              --------------      -----------


CASH FLOWS PROVIDED BY
FINANCING ACTIVITY
Proceeds from issuance of common stock        $      -0-            $ 65,700
                                              --------------      ----------



NET INCREASE (DECREASE) IN CASH               $ (16,397)            $ 25,419
CASH - beginning of period                       52,061               29,120
                                              --------------     ------------

CASH - end of period                          $  35,664             $ 54,539
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          FLORHAM CONSULTING CORP.

                   Notes to Condensed Financial Statements

                            September 30, 2008

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


         Basis of Presentation

     The accompanying unaudited interim financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 information has been derived from the audited financial statements for the year ended December 31, 2007 included in the Company's Form 10-KSB for the year ended December 31, 2007. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2007.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of September 30, 2008 and December 31, 2007, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At September 30, 2008 and December 31, 2007, the Company had net operating loss carryforwards of $50,649 and $38,883, respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $11,041 and $7,893, net of surtax exemption, has been fully reserved as of September 30, 2008 and December 31, 2007, respectively.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at September 30, 2008 and for the nine and three months then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007 and September 30, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008 and 2007 and December 31, 2007 the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

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

     Fair Value Measurements

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). There was no impact on the Company's financial position, results of operations or cash flows at September 30, 2008 and for the nine months then ended as a result of the adoption of FAS 157.

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at September 30, 2008 and for the nine months then ended as a result of the adoption of FAS 159.

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

     The mother of the Company's president is a co-trustee of a trust which owns approximately 18% of the capital stock of Chocolate Printing Company, Inc., one of the Company's clients. This client is client A in the table in Note E, below.

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

     The  following  tables summarize  the  Company's   revenues  and  accounts
receivable by top clients:

                  Percent of total                   Percent of total
                consulting revenues                 accounts receivable
           Nine months ended September 30           as of September  30,

                   2008      2007                    2008       2007
                  ------    ------                  ------     ------
Client A           54%       52%                     71%         92%

Client B           20%       38%                      2%          1%

Client C           19%        0                      25%          0

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

     On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1 would have.

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

     For the three and nine months ended September 30, 2008, we had consulting revenues of $4,550 and $11,700, respectively, as compared to $6,625 and $12,025, respectively for the three and nine months ended September 30, 2007. This decline resulted from a reduction in website and other design projects. Expenses for the three and nine months ended September 30, 2008 were $3,484 and $23,805, respectively, as compared to $3,307 and $40,156, respectively, for the three and nine months ended September 30, 2007, primarily resulting from a decrease in legal and accounting expenses in the 2008 period. For the three months ended September 30, 2008, our net income from operations was $936 as compared to a net income of $3,594 for the three months ended September 30, 2007 because revenue for the 2008 period was lower than the 2007 period. For the nine months ended September 30, 2008 our net loss from operations was $(11,766), as compared to a net loss from operations of $(27,138) for the nine months ended September 30, 2007. This decreased loss is primarily attributable to lower legal and accounting expenses in the 2008 period.

     We do not believe our business is seasonal.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the Private Placement and from cash from operations. As of September 30, 2008, we had net working capital of $41,051 as compared to net working capital of $56,389 as of September 30, 2007. This decrease was due to our expenses exceeding our income over the past twelve months. We believe we have sufficient cash to fund our operations for the next twelve months, although no assurance can be given that this will be the case.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Date: November 12, 2008


/s/ David Stahler
David Stahler
Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                    FLORHAM CONSULTING CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Florham Consulting Corp. (the "Company") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David Stahler, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2008

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


Dated:  November 12, 2008