Form 10-K
period 2008-12-31
FLORHAM CONSULTING CORP
filed 2009-03-31
CIK 1384086

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K


                                    (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                     ______________ TO ______________

                   COMMISSION FILE NUMBER: 000-52634

                         FLORHAM CONSULTING CORP.
                  (Exact name of registrant in Its Charter)

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

     Indicate by check mark whether registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

     Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ] Yes [X] No

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    [X]      No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large Accelerated filer   [ ]       Non Accelerated filer      [ ]
Accelerated filer         [ ]       Smaller reporting company  [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act Yes [X] No [ ]


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's more recently completed second fiscal quarter $197,925.

     State the number of shares outstanding of each of the issuer's classes of common equity: As of March 30, 2009, 166,700 shares of common stock, par value $0.0001 per share, were outstanding.

                Documents Incorporated by Reference

                       None

FORWARD LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Florham Consulting Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Description of Business," "Management's Discussion and Analysis" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Current Contracts

     As of December 31, 2008, we had performed consulting or design services for seven clients.

     On August 1, 2006, we entered into an agreement with Chocolate Printing Company, Inc. ("CPC") pursuant to which we, among other things, assist CPC in the development of its on-line business strategy. We are paid an advisory fee of $700 per month plus $150 per hour for each hour (in excess of four hours per month) we provide services to CPC during the term of the agreement.

     Our other six clients have engaged us to complete various graphic design projects and to design, build and manage the hosting of their websites.

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

Risks Concerning our Securities.

     Our common stock has a limited trading market.

     While our common stock is currently listed for quotation on the Over The Counter Bulletin Board ("OTCBB"), only a limited trading market has developed and we do not have a significant public float. In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations for our stock; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

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

     Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon a claim that the material provided by us, including this annual report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

     The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. As of the date of this Form 10-K, we are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2008 and a report by our independent registered public accounting firm addressing these assessments for the year ending December 31, 2009. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.


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

ITEM 2.  DESCRIPTION OF PROPERTIES

     We have no properties and at this time have no agreements to acquire any properties. We currently use the office of our management at no cost. The amount of office space utilized by us is considered insignificant. Management has agreed to continue this arrangement until such time as we require larger space. Management believes that office space will be available at reasonable rents when such space is needed.

ITEM 3.  LEGAL PROCEEDINGS

     We are not presently party to any material legal proceeding nor are we aware of any material pending or potential legal proceeding which may be instituted against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company's Common Stock was admitted for quotation on the OTCBB on April 29, 2008. The following table sets forth for the periods indicated the range of high and low bid information per share of the common stock on the OTCBB.

                                                      High            Low
                                                      -----          -----
2008 Second Quarter (beginning April 29, 2008)        $2.25          $1.25
2008 Third  Quarter                                   $1.25          $1.01
2008 Fourth Quarter                                   $1.10          $1.01

     As of March 30, 2009, there were approximately 117 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        None.

Recent Sales of Unregistered Securities

     The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2008.

     No repurchases of any equity securities were made by the Company during its fiscal year ended December 31, 2008.

Item 6. SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

     Our business has been dependent upon a small number of clients. During the year ended December 31, 2008 we had only five clients.

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

Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by us through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. Our policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2008, no allowance was deemed necessary.

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

     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, Interest and penalties, accounting in interim periods, disclosure and transition.

     At the adoption date of January 1, 2007 and at December 31, 2007 and 2008, the Company did not have any unrecognized tax benefits. The Company's policy is to classify assessments if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses. The Company currently has no federal or state tax examinations in progress and the 2006, 2007 and 2008 tax years are subject to federal and state examinations.

Recent Accounting Pronouncements

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

Results of Operations

     The following table sets forth our statements of operations for the years ended December 31, 2008 and December 31, 2007:


                                            Year ended               Year ended
                                          December 31, 2008        December 31, 2007

Consulting Income                              $14,025                  $14,275

Cost of revenue                                   $250                     $225

Gross Profit                                   $13,775                  $14,050

Other Income                                    $  640                   $1,550

Selling, general and administrative costs      $30,671                  $46,310

(Loss) before income tax expense (benefit)    ($16,256)                ($30,710)

Income tax expense (benefit)                        -0-                      -0-

Net (loss)                                    ($16,256)                ($30,710)


     Year Ended December 31, 2008 and Year Ended December 31, 2007.

     Revenues. Consulting income for 2008 was $14,025 as to compared to $14,275 in 2007. The decrease in consulting income is attributable to fewer consulting projects completed for new and existing clients in 2008.

     Cost of Revenues; Gross Margin. Cost of revenues was $250 in 2008 compared to $225 in 2007.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $30,671 in 2008, compared to $46,310 in 2007 due mainly to a decrease in legal and accounting expenses.

     No income tax benefit has been reflected in either period as management has determined that it is more likely than not that the net operating loss carryforwards will not be utilized in the future and, accordingly, the deferred tax asset of $12,903 (as of December 31, 2008) and $8,476 (as of December 31,
2007), net of surtax exemption, has been fully reserved.

     Net Loss. As a result of foregoing, our net loss decreased to ($16,256), or ($0.10) per share (basic and diluted), for the year ended December 31, 2008, as compared with a net loss of ($30,710) or ($0.20) per share (basic and diluted), for the year ended December 31, 2007.

Liquidity and Capital Resources

     Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At December 31, 2008, we had working capital of $ 36,561 compared to working capital of $52,817 at December 31, 2007, principally as a result of cash used to fund operations.

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

iTEM 7A  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Please see the Financial Statements, including the Notes thereto, appended to the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Our Chief Executive Officer ("CEO"), who is also our Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     Internal controls over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

     Readers are cautioned that internal controls over financial reporting, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal controls over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

     Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the CEO (who is also our Chief Financial Officer), concluded that, as of December 31, 2008, our internal controls over financial reporting were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Further, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES.

     Our management, under the supervision and with the participation of our CEO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report.

     Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO has concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported within the timeframe specified by the SEC's rules and forms as such term is defined in Rule 13a-15(e).

     This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

ITEM 9B.  OTHER INFORMATION

         None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table lists, as of December 31, 2008, our directors, executive officers and key employees:

NAME               AGE              TITLE

David Stahler       24              President, Treasurer, Secretary & Director

     Mr. Stahler, 24, has been our President, Treasurer, Secretary and Director since 2006. Since 2006, Mr. Stahler has provided Internet professional services to our clients and other companies. Such services include designing graphic and advertising materials and providing advice with respect to websites and Internet and other marketing campaigns. In 2008, Mr. Stahler received a B.A. degree in psychology with a minor in finance from Touro College. Mr. Stahler has also provided mentoring and counseling services to college-age adults.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors appoints officers as necessary.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Committees Of The Board

     The Company and the Board of Directors have no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

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

ITEM 11.  EXECUTIVE COMPENSATION

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

Compensation Plans

     We do not have any stock option or compensation plan and have never issued any stock-based compensation. No stock options or restricted stock grants have been issued through the date of this Form 10-K.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth information as of March 30, 2009, regarding the beneficial ownership of common stock by (1) each of our directors and officers; (2) each person or group known by us to beneficially own 5% or more of the outstanding shares of common stock; and (3) all of our executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.


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

     -----------

(1)  Based on a total of 166,700 shares outstanding as of March 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS' INDEPENDENCE

     We use office space provided to us by our President, David Stahler at no cost to us. The amount of office space we use is insignificant.

     The mother of our president is the co-trustee of a trust which owns approximately 18% of the capital stock of Chocolate Printing Company, Inc., one of our clients.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

     Raich Ende Malter & Co. LLP ("Raich Ende") is the Company's independent registered public accounting firm.

     The following table sets forth fees billed to us during the fiscal years ended December 31, 2008 and 2007 by Raich Ende:

                                  December 31, 2008         December 31, 2007
                                  -----------------        ------------------
(i)      Audit Fees                $17,083                     $ 25,000
(ii)     Audit Related Fees        $     0                     $      0
(iii)    Tax Fees                  $     0                     $      0
(iv)     All Other Fees            $     0                     $      0


     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. Audit fees billed to the Company during the fiscal year ended December 31, 2008 include (i) $2,500 billed in connection with the audits contained in and review of the Company's Form S-1 filed in 2008, and
(ii) $14,583 billed in connection with the review of the Company's quarterly reports on Form 10Q and audit of the Company's annual report on Form 10KSB. Audit fees billed to the Company during the fiscal year ended December 31, 2007 include (i) $17,500 billed in connection with the audits contained in and review of the Company's Form SB-2 filed in 2007 and (ii) $7,500 billed in connection with the review of the Company's quarterly reports on Form 10QSB.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There were no such services provided in fiscal 2008 or 2007.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, tax planning and tax return preparation. There were no such services provided in fiscal 2008 or 2007.

     All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

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

Board of Directors Pre-Approval Policies and Procedures

     The Board of Directors, in the absence of an Audit Committee, pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent registered public accounting firm provides the Board with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Board before the audit commences.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

DESCRIPTION OF EXHIBITS

         (a) Financial Statements see Index to Financial Statements on page F-1 of this Annual Report.

         (b)  Exhibits See Exhibit Index.

EXHIBIT NO.
----------
3.1      Certificate of Incorporation of Florham Consulting Corp*
3.2      Bylaws of Florham Consulting Corp*
10.1 Agreement dated August 1, 2006 between Florham Consulting Corp. and Chocolate Printing Company, Inc.*
10.2     Employment Agreement between Florham Consulting Corp. and David
         Stahler.
10.3 Agreement dated March 12, 2007 between Florham Consulting Corp. and Ronny Bergman*
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Filed as an exhibit to the Company registration on Form SB-2, File No. 333-142212, which was declared effective on May 4, 2007 and incorporated herein by reference.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 2009
                          FLORHAM CONSULTING CORP.

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

    Signature      Title                                       Date
/s/ David Stahler  Chief Executive Officer,
    David Stahler  Chief Financial Officer and Director        March 31, 2009

EXHIBIT 31.1
              CERTIFICATION

I, David Stahler, certify that:

     1. I have reviewed this annual report on Form 10-K of Florham Consulting Corp.;

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


Date: March 31, 2009


/s/ David Stahler
    David Stahler
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                       FLORHAM CONSULTING CORP.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Florham Consulting Corp. (the "Company") on Form 10-K for the year ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Stahler, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2009

INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Report of Independent Registered Public Accounting Firm             F-1

Balance Sheets as of December 31, 2008 and December 31, 2007        F-2

Statements of Operations for the Years ended December
31, 2008 and December 31, 2007                                      F-3

Statements of Changes in  Stockholders'  Equity for
the Years ended December 31, 2008 and December 31, 2007             F-4

Statements  of Cash  Flows for the  Years ended December            F-5
31, 2008 and December 31, 2007

Notes to Financial Statements                                       F-6

FLORHAM CONSULTING CORP. FINANCIAL STATEMENTS


   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Florham Consulting Corp.
New York, New York

     We have audited the accompanying balance sheets of Florham Consulting Corp. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florham Consulting Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.





/s/ Raich Ende Malter & Co. LLP
_______________________________
    Raich Ende Malter & Co. LLP
    New York, New York
    March 30, 2009

                          Florham Consulting Corp.
                               Balance Sheets


                                                     As of December 31,
                                                   ----------------------

                                                2008                  2007
                                            -------------        -------------

ASSETS

CURRENT ASSETS

   CASH                                         $ 34,853         $ 52,061
   ACCOUNTS RECEIVABLE                             8,525            6,350
                                            ----------------   ---------------
TOTAL ASSETS                                    $ 43,378         $ 58,411
                                             ===============    ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED EXPENSES                           $  6,617          $  5,594
    CUSTOMER DEPOSITS                               200                -0-
                                           ----------------    ---------------
TOTAL CURRENT LIABILITITES                        6,817             5,594
                                           ----------------    ---------------
 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                  -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 166,700 AND 166,700
 SHARES as of December 31, 2008 and 2007,
 RESPECTIVELY                                        17                 17

 ADDITIONAL PAID IN CAPITAL                      91,683             91,683

 ACCUMULATED DEFICIT                            (55,139)           (38,883)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY                      36,561             52,817
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 43,378           $ 58,411
                                             ================    ==============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Florham Consulting Corp.
                        Statements of Operations


                                 For the Year Ended          For the Year Ended
                                  December 31, 2008           December 31, 2007
                              ------------------------        -----------------


CONSULTING REVENUES                  $    14,025                 $  14,275

COST OF SERVICES                             250                       225
                                     ----------------         ----------------

GROSS PROFIT                         $    13,775                 $  14,050


GENERAL & ADMINISTRATIVE EXPENSES         30,671                    46,310

OTHER INCOME                                 640                     1,550
                                     -----------------         ----------------

NET (LOSS)                           $    (16,256)                $ (30,710)
                                     -----------------         ----------------
                                     -----------------         ----------------

(LOSS) PER COMMON SHARE
BASIC AND DILUTED                    $      (0.10)                 $  (0.20)
                                     -----------------         ----------------
                                     -----------------         ----------------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED       166,700                    151,040
                                      ----------------         ----------------
                                      ----------------         ----------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                          Florham Consulting Corp.
               Statements of Changes in Stockholders' Equity




                                                                        ADDITIONAL      STOCK            TOTAL
                     PREFERRED         COMMON       COMMON               PAID-IN       ACCUMULATED   STOCKHOLDERS'
                      STOCK            STOCK       STOCK WARRANTS        CAPITAL         DEFICIT         EQUITY
                     --------          -------    --------------      -----------      ----------    -----------
                   Shares Amount      Shares Amount  Shares
                   ------ ------      ------ ------  ------


BALANCE-
January 1, 2007       -   $-      101,000   $10    925,000              $25,990         $(8,173)       $17,827

PROCEEDS FROM
SALE OF
COMMON STOCK                       65,700     7                          65,693                         65,700

NET (LOSS)                                                                              (30,710)       (30,710)
                     ------------------------------------------------------------------------------------------

BALANCE -             -  -$-     166,700    $17    925,000             $ 91,683        $(38,883)       $52,817
DECEMBER 31, 2007
                     ------------------------------------------------------------------------------------------
                     ------------------------------------------------------------------------------------------

NET (LOSS)                                                                              (16,256)       (16,256)
                     ------------------------------------------------------------------------------------------

BALANCE -             -  -$-     166,700    $17    925,000             $ 91,683        $(55,139)       $36,561
DECEMBER 31, 2008    --- ---     --------  -----  ---------            ---------       ----------     ---------
                     --- ---     --------  -----  ---------            ---------       ----------     ---------









                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Florham Consulting Corp.
                        Statements of Cash Flow


                                    For the Year Ended       For the Year Ended,
                                    December 31, 2008        December 31, 2007
                                   ------------------         -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                  $ (16,256)               $(30,710)
Adjustments to reconcile net loss
to net cash (used in) provided by
operating activities:
Changes in asset and liability balances:
Accounts receivable                            (2,175)                 (5,650)
Accrued liabilities                             1,223                  (6,399)
                                         ---------------         --------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                        $(17,208)               $ (42,759)
                                         ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock             0                   65,700
                                         ---------------         --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES          0                   65,700
                                        ---------------          --------------


NET INCREASE IN CASH                         $(17,208)               $ 22,941

CASH -- beginning of period                   $52,061                $ 29,120
                                        ---------------          --------------

CASH --  end of period                        $34,853                $ 52,061
                                        ================         ==============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                            FLORHAM CONSULTING CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Florham Consulting Corp. (the "Company") was organized under the laws of the State of Delaware on February 9, 2005 to offer consulting and web design services. In 2005 the Company was a development stage enterprise. In 2006, the Company entered into its first Internet consulting agreement and since then, has completed web design and project work for another six clients. The Company's clients are currently located in New York.

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

         Fair Value of Financial Instruments

     Effective January 1, 2008, the Company adopted both FAS 157 and FAS 159 without any effect.

     Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements", (SFAS 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncments that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.

     SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115", (SFAS 159) permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2008 no allowance is deemed necessary.

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

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at December 31, 2008 and 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2008 and 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

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

Loss Per Share

                         For the                    For the
                        Year Ended                 Year Ended
                      December 31, 2008          December 31, 2007

  Basic and diluted       $(0.10)                   $ (0.20)

Recent Accounting Pronouncements

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

NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. At December 31, 2008 and 2007, the Company had net operating loss carryforwards of $55,139 and $38,883, respectively, available to reduce future
taxable  income  expiring  through  2028.   Management  has
determined that it is more likely than not that the net operating loss carryforwards will not be realized in the future and, accordingly, the deferred tax asset of $12,093 and $8,476, net of surtax exemption, has been fully reserved as of December 31, 2008 and 2007, respectively. The Company's valuation allowance increased by $3,617 during 2008. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:



                                   For the year ended          For the Year ended
                                   December 31, 2008           December 31, 2007
                                 ------------------          ----------------------

(Loss) before income taxes      ($16,256)                     ($30,710)
                                ----------                     -------
                                ----------                     -------

Computed tax benefit at
statutory rate:

Federal                          ($5,527)     (34%)            ($10,441)        (34%)

State, Net of Federal Tax Effect    (862)     (5.3%)             (1,628)        (5.3%)

Surtax Exemption                   2,772       17.1%              5,835          19%

Net Operating Loss
Valuation allowance              $ 3,617       22.2%            $ 6,234        20.3%
                                   -------    -------           --------       ------

Total tax benefit                   $--        --%                $ --           --%

                                   -------    -------            --------      -------
                                   -------    -------            --------      -------


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

     On January 29, 2009, we issued a warrant to purchase 5,000 shares of our common stock for $0.05 per share to a consultant for financial advisory services rendered from October 2008 through January 2009. The warrant expires on June 30, 2016 but is not exercisable until June 30, 2012 except if there is a change in control of the Company prior to June 30, 2012. The fair value of the warrant at the date of issuance was $3,350 of which $2,512 was charged to operations in the fourth quarter of 2008 and is reflected as a current liability at December 31, 2008. The fair value of the warrant was determined by using the Black-Scholes valuation model employing a term of 7.4 years, risk free interest rate of 2.88%, volatility of 10%, forfeiture rate of 0.0%, and the fair market value of the common stock on the date of grant of $0.71 per share (the average of the closing bid and ask prices of the Company's common stock on the date of issuance).

     The Company is authorized to issue 2,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company. No shares have been issued.

The following table summarizes information on all warrants issued by us for the periods ended December 31, 2008 and 2007:


                                   For the year ended           For the Year ended
                                   December 31, 2008            December 31, 2007
                                   ------------------           -------------------
                                            Weighted                   Weighted
                                             Average                    Average
                                             Exercise                   Exercise
                                   Number     Price            Number    Price
                                   ______    _______           ______    _______

Outstanding -
Beginning of the year             925,000    $0.05             925,000    $0.05

Granted                                --    $ --                  --     $ --

Outstanding -
End of Year                       925,000    $0.05             925,000    $0.05
                                  =======   ======             =======    =====
Exercisable -
End of Year                                  $                            $
                                  =======   ======             =======    =====



The numbers and weighted average exercise prices of all warrants outstanding as of December 31, 2008 is as follows:

                Remaining Number     Weighted Average
Exercise        of Warrant Shares   Contractual Life    Weighted Average
 Price            Outstanding          (Years)           Exercise Price
________        _______________      _______________     _______________

$0.05             925,000                 7.5                $0.05
======            =======               ======              =======



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


The  following  tables summarize  the  Company's   revenues  and  accounts
receivable by top clients:

                 Percent of total                 Percent of total
               consulting revenues                accounts receivable
             Year Ended December 31,              as of December 31,


                   2008      2007                    2008       2007
                  ------    ------                  ------     ------
Client A           60%       59%                     99%         99%

Client B           17%       32%                     -0-         -0-

Client C           16%       -0-                      1%         -0-

Client D           -0-        5%                     -0-         -0-