Form 10-Q
period 2009-03-31
FLORHAM CONSULTING CORP
filed 2009-05-13
CIK 1384086

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2009

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

     [ X ] yes        [   ] no



    Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one) [ ] large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ] Smaller reporting company


   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     [   ] yes        [   ] no


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     [ X ] yes        [   ] no



     The number of shares outstanding of the issuer's class of Common Stock as of May 12, 2009 was 166,700.

                          FLORHAM CONSULTING CORP.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED March 31, 2009


TABLE OF CONTENTS
                                                                       Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance sheets
       as of March 31, 2009 (Unaudited)
       and December 31, 2008                                               3

       Statements of Operations for the three
       months ended March 31, 2009 and 2008 (Unaudited)                    4

       Statements of Cash Flows for the three
       months ended March 31, 2009 and 2008 (Unaudited)                    5

       Notes to Condensed Financial Statements (Unaudited)                 6

Item 2  - Management's Discussion and Analysis or Plan of Operation        9

Item 3  - Quantative and Qualitative Disclosures About Market Risk        10

Item 4T - Controls and Procedures                                         10

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                10

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      10

Item 3 - Defaults upon Senior Securities                                  10

Item 4 - Submission of Matters to a Vote of Security Holders              10

Item 5 - Other Information                                                10

Item 6 - Exhibits and Reports on Form 8-K                                 10

        Signatures                                                        12

                           FLORHAM CONSULTING CORP.
                                Balance Sheets

                                              As of
                                        March 31, 2009             As of
                                         (Unaudited)         December 31, 2008
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 44,620            $ 34,853
   ACCOUNTS RECEIVABLE                            1,750               8,525
                                            ----------------   ---------------
TOTAL ASSETS                                   $ 46,370            $ 43,378
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED EXPENSES                           $ 15,647            $   6,617
    CUSTOMER DEPOSITS                               200                  200
                                           ----------------    --------------

TOTAL CURRENT LIABILITIES                        15,847                6,817

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE            -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 166,700 SHARES
 AS OF March 31, 2009 AND                            17                   17
 AS OF December 31, 2008

 ADDITIONAL PAID IN CAPITAL                      95,033               91,683

 ACCUMULATED DEFICIT                            (64,527)             (55,139)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      30,523               36,561
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'           $ 46,370             $ 43,378
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                            FLORHAM CONSULTING CORP.
                            Statements of Operations
                                  (Unaudited)



                                                Three months ended
                                                -------------------
                                         March 31, 2009      March 31, 2008
                                      ------------------   ------------------




CONSULTING REVENUES                       $   2,325            $  4,900


GENERAL AND ADMINISTRATIVE EXPENSES          11,730              13,437

OTHER INCOME                                     17                 303
                                           ----------         ------------
     NET (LOSS)                           $  (9,388)           $ (8,234)
                                           ----------         ------------
                                           ----------         ------------
(LOSS) PER COMMON SHARE
BASIC AND DILUTED                         $   (0.06)           $  (0.05)
                                           ----------         ------------
                                           ----------         ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED                     166,700              166,700
                                          -----------         ------------
                                          -----------         ------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                         FLORHAM CONSULTING CORP.
                    Condensed Statements of Cash Flow
                              (Unaudited)


                                                THREE MONTHS ENDED
                                                ------------------
                                           March 31, 2009       March 31, 2008
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $  (9,388)            $ (8,234)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Compensatory Element of Warrants
 issued for consulting services                     838                   -0-
Accounts receivable                               6,775                2,200
Accrued expenses                                  9,030                5,259
                                              --------------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             7,255                 (775)
                                              --------------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES
 Issuance of warrants in payment
 of accrued consulting services                   2,512                   -0-
                                              --------------      -----------


NET (DECREASE) INCREASE IN CASH                   9,767                 (775)
CASH - beginning of period                       34,853               52,061
                                              --------------     ------------

CASH - end of period                          $  44,620             $ 51,286
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          FLORHAM CONSULTING CORP.

                   Notes to Condensed Financial Statements

                                March 31, 2009

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


         Basis of Presentation

     The accompanying unaudited interim financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 information has been derived from the audited financial statements for the year ended December 31, 2008 included in the Company's Form 10K for the year ended December 31, 2008. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company's Form 10K as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2008.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of March 31, 2009 and December 31, 2008, no allowance is deemed necessary.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At March 31, 2009 and December 31, 2008, the Company had net operating loss carryforwards of $64,527 and $55,139, respectively, available to reduce future taxable income expiring through 2028. Management has determined that it is more likely than not that the net operating loss carrryforwards, net of surtax exemption, will not be realized in the future and, accordingly, the deferred tax asset of $15,003 and $12,093 has been fully reserved as of March 31, 2009 and December 31, 2008, respectively.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2009 and for the three months then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2008 and March 31, 2009, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009 and December 31, 2008 the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

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

     Fair Value Measurements

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2009 and for the three months then ended as a result of the adoption of FAS 157.

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2009 and for the three months then ended as a result of the adoption of FAS 159.

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

     On January 29, 2009, we issued a warrant to purchase 5,000 shares of our common stock for $0.05 per share to a consultant for financial advisory services rendered from October 2008 through January 2009. The warrant expires on June 30, 2016 but is not exercisable until June 30, 2012 except if there is a change in control of the Company prior to June 30, 2012. The fair value of the warrant at the date of issuance was $3,350 of which $838 was charged to operations in the first quarter of 2009 and $2,512 was charged to operations in the fourth quarter of 2008 and is reflected as a current liability at December 31, 2008. The fair value of the warrant was determined by using the Black-Scholes valuation model employing a term of 7.4 years, risk free interest rate of 2.88%, volatility of 10%, forfeiture rate of 0.0%, and the fair market value of the common stock on the date of grant of $0.71 per share (the average of the closing bid and ask prices of the Company's common stock on the date of issuance).

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

 The  following  tables summarize  the  Company's   revenues  and  accounts
receivable by top clients:

                  Percent of total                 Percent of total
                consulting revenues               accounts receivable
             Three months ended March 31            as of March  31,

                   2009      2008                    2009       2008
                  ------    ------                  ------     ------
Client A           90%       43%                     80%         51%

Client B            3%       42%                      4%         49%

Client C            3%       --                       9%         --

Client D            3%        2%                      7%          1%

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE G - SUBSEQUENT EVENT

     On April 27, 2009, Florham Consulting Corp. and the holders of the Company's outstanding warrants agreed to amend the warrants as described below. These amendments apply to all of the outstanding warrants of the Company dated as of June 30, 2006. The amendments (i) modified the "Exercise Period" (as defined in the warrants) to provide that they may not be exercised until the fifth anniversary of June 30, 2006 (the date of their issuance) unless prior thereto a "Change in Control" (as defined in the warrants) has occurred and (ii) amended the amendment provisions of the warrants. In total, these amendments apply to an aggregate of 925,000 warrants.

     The Company filed a Form 8K with the Securities and Exchange Commission on April 27, 2009 with respect to the foregoing.

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

     For the three months ended March 31, 2009, we had consulting revenues of $2,325, as compared to $4,900 for the three months ended March 31, 2008. This decrease was due to fewer projects completed for new and existing clients. Expenses for the three months ended March 31, 2009 were $11,730, as compared to $13,437 for the three months ended March 31, 2008. The decrease in expenses is primarily attributable to reduction in legal and accounting costs. For the three months ended March 31, 2009, our net loss from operations was $(9,388), as compared to a net loss from operations of $(8,234) for the three months ended March 31, 2008 because of our decreased revenues and reduced expenses.

     We do not believe our business is seasonal.

     The Company does not believe that the current recession has or will have a material adverse effect on its business, although no assurances can be given with respect to the future impact of the recession.

     Inflation has not had a material impact on our revenues or net loss during the three months ended March 31, 2009 or March 31, 2008.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the Private Placement and from cash from operations. As of March 31, 2009, we had net working capital of $30,523 as compared to net working capital of $44,583 as of March 31, 2008. This decrease was due to our expenses exceeding our income over the past twelve months.

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

     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In January 2009 we issued a warrant to purchase 5,000 shares of our common stock at an exercise price of $0.05 per share to a consultant for financial advisory services pursuant to Section 4(2) of the Act. We received no cash consideration when such warrants were issued.

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

Date: May 13, 2009


/s/ David Stahler
David Stahler
Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                    FLORHAM CONSULTING CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Florham Consulting Corp. (the "Company") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David Stahler, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 13, 2009

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


Dated:  May 13, 2009