Form 10-Q
period 2009-09-30
FLORHAM CONSULTING CORP
filed 2009-11-10
CIK 1384086

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2009

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

     [ X ] yes        [   ] no



     The number of shares outstanding of the issuer's class of Common Stock as of November 10, 2009 was 166,700.

                          FLORHAM CONSULTING CORP.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED September 30, 2009


TABLE OF CONTENTS
                                                                       Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Condensed Balance sheets
       as of September 30, 2009 (Unaudited)
       and December 31, 2008                                               3

       Condensed Statements of Operations for the three and nine
       months ended September 30, 2009 and 2008 (Unaudited)                4

       Condensed Statements of Cash Flows for the nine
       months ended September 30, 2009 and 2008 (Unaudited)                5

       Notes to Condensed Financial Statements (Unaudited)                 6

Item 2  - Management's Discussion and Analysis or Plan of Operation        9

Item 3  - Quantative and Qualitative Disclosures About Market Risk        10

Item 4T - Controls and Procedures                                         10

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                10

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      10

Item 3 - Defaults upon Senior Securities                                  10

Item 4 - Submission of Matters to a Vote of Security Holders              10

Item 5 - Other Information                                                10

Item 6 - Exhibits and Reports on Form 8-K                                 10

        Signatures                                                        12

                           FLORHAM CONSULTING CORP.
                           Condensed Balance Sheets


                                              As of
                                       September 30, 2009          As of
                                          (Unaudited)         December 31, 2008
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 20,984            $ 34,853
   ACCOUNTS RECEIVABLE                            6,400               8,525
   PREPAID EXPENSES                                 850                  -0-
                                            ----------------   ---------------
TOTAL ASSETS                                   $ 28,234            $ 43,378
                                           ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED EXPENSES                           $  4,578            $   6,617
    CUSTOMER DEPOSITS                                -0-                 200
                                           ----------------    --------------

TOTAL CURRENT LIABILITIES                         4,578                6,817

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE            -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 166,700 SHARES
 AS OF September 30, 2009 AND                        17                   17
 AS OF December 31, 2008

 ADDITIONAL PAID IN CAPITAL                      95,033               91,683

 ACCUMULATED DEFICIT                            (71,394)             (55,139)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      23,656               36,561
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'           $ 28,234             $ 43,378
 EQUITY                                      ----------------    ------------
                                             ----------------    ------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                            FLORHAM CONSULTING CORP.
                       Condensed Statements of Operations
                                  (Unaudited)


                                                Three months ended                    Nine months ended
                                                ------------------                    -----------------
                                   September 30, 2009    September 30, 2008    September 30, 2009  September 30, 2008
                                   ------------------    ------------------    ------------------  ------------------



CONSULTING REVENUES                    $   2,900            $  4,550              $  7,550         $ 11,700


GENERAL AND ADMINISTRATIVE EXPENSES        4,307               3,734                23,839           24,055

OTHER INCOME                                   4                 120                    34              589
                                        ----------         ------------            ----------      ----------
     NET INCOME (LOSS)                 $  (1,403)           $    936               (16,255)        $(11,766)
                                        ----------         ------------            ----------      ----------
                                        ----------         ------------            ----------      ----------
INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED                      $   (0.01)           $   0.01              $  (0.10)         $  (0.07)
                                        ----------         ------------            ----------      ----------
                                        ----------         ------------            ----------      ----------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED                  166,700              166,700                166,700         166,700
                                       -----------         ------------           ----------      -----------
                                       -----------         ------------           ----------      -----------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                         FLORHAM CONSULTING CORP.
                    Condensed Statements of Cash Flow
                              (Unaudited)


                                               NINE MONTHS ENDED
                                                ------------------
                                       September 30, 2009    September 30, 2008
                                       ------------------    ------------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $ (16,255)            $(11,766)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Compensatory Element of Warrants
 issued for consulting services                     838                   -0-
Accounts receivable                               2,125               (2,500)
Accrued expenses                                 (2,039)              (2,131)
Prepaid expenses                                   (850)                  -0-
Customer deposits                                  (200)                  -0-
                                              --------------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                           (16,381)             (16,397)
                                              --------------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES
 Issuance of warrants in payment
 of accrued consulting services                   2,512                    -0-
                                              --------------      -----------


NET (DECREASE) INCREASE IN CASH                 (13,869)              (16,397)
CASH - beginning of period                       34,853                52,061
                                              --------------     ------------

CASH - end of period                          $  20,984             $  35,664
                                              --------------    -------------
                                              --------------    -------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          FLORHAM CONSULTING CORP.

                   Notes to Condensed Financial Statements

                           September 30, 2009

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


         Basis of Presentation

     The accompanying unaudited interim financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 information has been derived from the audited financial statements for the year ended December 31, 2008 included in the Company's Form 10K for the year ended December 31, 2008. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company's Form 10K as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2008.

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

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of September 30, 2009 and December 31, 2008, no allowance is deemed necessary.

         Income Taxes

     The Company uses the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At September 30, 2009 and December 31, 2008, the Company had net operating loss carryforwards of $71,394 and $55,139, respectively, available to reduce future taxable income expiring through 2028. Management has determined that it is more likely than not that the net operating loss carrryforwards, net of surtax exemption, will not be realized in the future and, accordingly, the deferred tax asset of $17,132 and $12,093 has been fully reserved as of September 30, 2009 and December 31, 2008, respectively.

     The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2009, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

       Income (Loss) Per Common Share

     Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive. There were 930,000 potential shares at September 30, 2009 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.


     Fair Value Measurements

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

     On January 29, 2009, we issued a warrant to purchase 5,000 shares of our common stock for $0.05 per share to a consultant for financial advisory services rendered from October 2008 through January 2009. The warrant expires on June 30, 2016 but is not exercisable until June 30, 2012 except if there is a change in control of the Company prior to June 30, 2012. The fair value of the warrant at the date of issuance was $3,350 of which $838 was charged to operations in the first quarter of 2009 and $2,512 was charged to operations in the fourth quarter of 2008 and was reflected as a current liability at December 31, 2008. The fair value of the warrant was determined by using the Black-Scholes valuation model employing a term of 7.4 years, risk free interest rate of 2.88%, volatility of 10%, forfeiture rate of 0.0%, and the fair market value of the common stock on the date of grant of $0.71 per share (the average of the closing bid and ask prices of the Company's common stock on the date of issuance).

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

     The mother of the Company's president is a co-trustee of a trust which owns approximately 14% of the capital stock of Chocolate Printing Company, Inc., one of the Company's clients.

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

 The  following  tables summarize  the  Company's   revenues  and  accounts
receivable by top clients:
                  Percent of total                 Percent of total
                consulting revenues               accounts receivable
           nine months ended September 30,        as of September 30,
                   2009      2008                    2009       2008
                  ------    ------                  ------     ------
Client A           83%       54%                     88%         71%
Client B            3%       20%                      4%          2%
Client C            3%       19%                      5%         25%
Client D           10%       --%                     --%         --%
Client E            7%       --%                     --%         --%

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

     As of September 25, 2009, we implemented the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification or "ASC"). All of the content included in the Codification is considered authoritative. The Codification is not intended to amend Generally Accepted Accounting Principles in the United States ("GAAP"), but codifies previous accounting literature. We implemented the Codification as of September 25, 2009 and changed the
referencing   of   authoritative   accounting   literature  to  conform  to  the
Codification.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note G - Subsequent Events

     Subsequent Events have been evaluated through November 10, 2009, the date the financial statements were issued.

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

     For the three and nine months ended September 30, 2009, we had consulting revenues of $2,900 and $7,550, respectively, as compared to $4,550 and $11,700 respectively, for the three and nine months ended September 30, 2008. The decreases in the 2009 periods were due to fewer projects completed for new and existing clients. Expenses for the three and nine months ended September 30, 2009 were $4,307 and $23,839, respectively, as compared to $3,734 and $24,055, respectively, for the three and nine months ended September 30, 2008. The increase in the three-month period is primarily attributable to an increase in general and administrative expenses related to software purchases and the decrease in the nine-month period is primarily attributable to an increase in general and administrative expenses related to software purchases offset by a decrease in legal expenses. As a result of the foregoing, for the three and nine months ended September 30, 2009, our net loss from operations was $(1,403) and $(16,255), respectively, as compared to income from operations of $936 for the three months ended September 30, 2008 and a net loss from operations of ($11,766) for the nine months ended September 30, 2008.

     We do not believe our business is seasonal.

     The Company does not believe that the current recession has or will have a material adverse effect on its business, although no assurances can be given with respect to the future impact of the recession.

     Inflation has not had a material impact on our revenues or net loss during the nine months ended September 30, 2009 or September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the Private Placement and from cash from operations. As of September 30, 2009, we had net working capital of $23,656 as compared to net working capital of $41,051 as of September 30, 2008. This decrease was due to our expenses exceeding our income over the past twelve months.

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

     As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Date: November 10, 2009


/s/ David Stahler
David Stahler
Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                    FLORHAM CONSULTING CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Florham Consulting Corp. (the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David Stahler, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 10, 2009

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


Dated:  November 10, 2009