Form 10-K
period 2009-12-31
FLORHAM CONSULTING CORP
filed 2010-03-31
CIK 1384086

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52634

FLORHAM CONSULTING CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-2329345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

845 Third Avenue, 6th Floor, New York, New York 10022
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(646) 290-5290

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                    Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $39,585 as of June 30, 2009.

As of March 30, 2010, 6,705,622 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding, of which 179,741 shares are held in escrow subject to future earnings attainment.

Documents Incorporated by Reference: None.

FLORHAM CONSULTING CORP.

2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	if we are not able to continue to successfully recruit and retain our students, we will not be able to sustain our revenue growth rate;
•	we are subject to risks relating to tuition pricing, which could have a material adverse affect on our financial results;
•
our financial performance depends, in part, on our ability to keep pace with changing market needs and technology; if we fail to keep pace or fail in implementing or adapting to new technologies, our business may be adversely affected;

•	we are subject to risks relating to our information technology, system applications and security systems, which could have a material adverse affect on our financial results;
•	future acquisitions may have an adverse effect on our ability to manage our business;
•	if regulators do not approve our domestic acquisitions, the acquired schools’ state licenses, accreditation, and ability to participate in Title IV programs (if applicable) may be impaired;
•	if regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses and accreditation may be impaired;
•
if any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, we may not be able to successfully challenge such finding and our business could suffer;

•	if we fail to maintain any of our state authorizations, we would lose our ability to operate in that state;
•
government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	our success depends on attracting and retaining qualified personnel;
•	we may not be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties;
•	we may be subject to infringement and misappropriation claims in the future, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services;
•	our limited operating history and the unproven long-term potential of our business model make evaluating our business and prospects difficult;
•	we may need additional capital and may not be able to obtain such capital on acceptable terms;
•	our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.;
•	we may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively;
•	insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur;
•	there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities;
•	the market price of our common stock may be volatile;
•	the outstanding convertible securities may adversely affect us in the future and cause dilution to existing shareholders;
•	our common stock may be considered a “penny stock” and may be difficult to sell; and
•	we have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and any Current Reports on Form 8-K filed by us.

Item 1.  Business.

In this report, the “Company,” "we", "us" and "our", refer to Florham Consulting Corp., Educational Investors, Inc., a Delaware corporation (“EII”), Valley Anesthesia, Inc., a Delaware corporation and Valley Anesthesia Educational Programs, Inc., an Iowa corporation (collectively, “Valley”), and Training Direct, LLC, a Connecticut limited liability company (“Training Direct”, and together with EII and Valley, the “EII Group”), unless the context otherwise requires.

Introduction

Prior to the reverse merger, we were a publicly reporting Delaware corporation offering Internet professional services, including providing our clients with an integrated set of strategic creative and technology services that enable such clients to effect and maximize their Internet business.  These services helped our clients create and enhance relationships with their customers, staff, business partners and suppliers.

           Prior to the reverse merger, our strategic services included advising clients on developing business models for their Internet activities, identifying opportunities to improve operational efficiencies through online opportunities and planning for the operations and organization necessary to support an online business. Our creative services included developing graphic designs and Web sites for our clients. Our technology services included recommending and installing appropriate hardware and software networks to enable online sales, support and communication. We also managed the hosting of clients' websites in certain cases.

As a result of the reverse merger, we will carry out the business and operations of the EII Group.

EII

EII was incorporated in the State of Delaware on July 20, 2009 for the purpose of acquiring vocational, training and technical schools, with an initial emphasis on the health care and medical industries. EII’s wholly-owned subsidiary, Valley Anesthesia, Inc., was incorporated on July 15, 2009 in the State of Delaware and has its corporate offices located in New York, New York. Effective August 20, 2009, Valley Anesthesia, Inc. purchased certain assets and assumed certain liabilities and operations of Valley Anesthesia Educational Programs, Inc. for an aggregate purchase price of $3,838,215, plus certain contingent payments which are subject to the achievement of predetermined operating milestones. EII’s wholly-owned subsidiary, Training Direct, LLC, was organized as a limited liability company in the State of Connecticut on January 7, 2004.

Valley

Through Valley, EII provides comprehensive review and update courses and study materials that aid Student Registered Nurse Anesthetists (“SRNA”) and Graduate Registered Nurse Anesthetists (“GRNA”) in preparation for the National Certifying Exam (“NCE”) throughout the continental United States.

Valley’s principal service is a three-day comprehensive review and update course designed to prepare SRNAs for the NCE. Valley also offers a 600-page basic manual. Additionally, Valley offers MemoryMasterTM, which is a collection of approximately 4,000 questions and answers designed to further assist its students in preparation for the NCE. Valley presented 10 courses in 2007, 11 courses in 2008 and 12 courses in 2009. In addition, Valley has 13 courses scheduled for 2010.

Valley’s revenue is currently generated from three sources: (i) seminars, (ii) manuals, and (iii) MemoryMasterTM.  In addition, Valley anticipates that there will be a fourth revenue source beginning in 2010, which is from on-line practice examinations that management expects to launch in the second quarter of 2010.

Training Direct

Through its Training Direct subsidiary, EII provides “distance learning” and “residential training” educational programs for students to become eligible for entry-level employment in a variety of fields and industries. Training Direct strives to assist those who may not have realized their full potential in the workplace by finding such individuals a new career direction and assisting in progressing their learning skills necessary to reach their earning and personal development possibilities and goals. Training Direct maintains licenses from the Connecticut Commissioner of Higher Education, the Connecticut Department of Health Services and the National Health Career Association, and is an Eligible Training Provider under the Workforce Investment Act. Such licenses require that Training Direct have a competent faculty, offer educationally sound and up-to-date courses and course materials, and be subject to inspections and approvals by outside examining committees.

The following diagrams set forth our corporate structure, both before and after giving effect to consummation of the transactions contemplated by the Merger Agreement and the Purchase Agreement described below.

(1)  Corporate name will be changed to “Educational Investors Corp.” pursuant to the Merger Agreement.

(2)  Effective August 20, 2009, Valley Anesthesia, Inc. purchased certain assets and assumed certain liabilities and operations of Valley Anesthesia Educational Programs, Inc. for an aggregate purchase price of $3,838,215, plus certain contingent payments which are subject to the achievement of predetermined operating milestones.

Corporate Information

Agreement and Plan of Merger

On December 16, 2009, we executed an agreement and plan of merger with EII Acquisition Corp. (a newly formed acquisition subsidiary of Florham) (“Mergerco”), EII and its security holders, Sanjo Squared, LLC, Kinder Investments, LP, Joseph Bianco and Anil Narang (collectively, the “EII Securityholders”) pursuant to which Mergerco was merged with and into EII, with EII as the surviving corporation of the merger, as a result of which EII became a wholly-owned subsidiary of our company. Under the terms of the merger agreement, the EII Securityholders received (i) an aggregate of 6,000,000 shares of our common stock, (ii) options to acquire 2,558,968 additional shares of our common stock, 50% of which have an initial exercise price of $0.41 per share and 50% of which have an initial exercise price of $0.228 per share, subject to certain performance targets set forth in the merger agreement, and (iii) 250,000 shares of our Series A Preferred Stock, with each share of  Series A Preferred Stock automatically convertible into 49.11333 shares of common stock upon the filing by us of an amendment to our certificate of incorporation which increases the authorized shares of our common stock to at least 50,000,000.

Pursuant to the terms of the reverse merger, we agreed to cause (i) the shares of common stock issued and outstanding prior to the effective time of the reverse merger; and (ii) up to 930,000 shares of common stock issuable upon exercise of warrants expiring on June 30, 2016 at an exercise price of $0.05 per share, to be registered for resale under the Securities Act of 1933, as amended, as soon as practicable following the effective time of the reverse merger.

The closing of the transactions contemplated by the merger agreement were subject to a number of conditions including, without limitation, completion of due diligence, approval of the merger agreement by the Boards of Directors of EII and our company and the prior or simultaneous closing of the interest purchase agreement (as discussed below). On December 31, 2009, the parties to the merger agreement deemed all closing conditions to be satisfied and accordingly, the reverse merger was consummated. As a result of the reverse merger, we believe we are no longer a shell corporation as that term is defined in Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

At the closing of the reverse merger, all of our officers resigned and Joseph Bianco was appointed as our Chief Executive Officer, Anil Narang was appointed as our President and Chief Operating Officer, and Kellis Veach was appointed as our Chief Financial Officer and Secretary. In addition, our sole director resigned and Joseph Bianco, Anil Narang, Dov Perlysky, Howard Spindel and David Cohen were appointed as our directors, with such resignation and appointments effective on January 22, 2010, representing the tenth day after mailing our Schedule 14f-1 Information Statement to our shareholders of record.

We have filed an Information Statement on Schedule 14C under the Exchange Act, and upon the effectiveness of such Information Statement and the expiration of the requisite 20 day period following mailing of such Information Statement to our shareholders, we will amend and restate our certificate of incorporation to, among other things:

•	increase our authorized common stock to 50,000,000 shares; and
•	change our corporate name to “Educational Investors Corp.”.

On December 23, 2009, holders of a majority of our issued and outstanding shares of common stock have consented in writing to approve (i) the merger agreement and the transactions contemplated therein, (ii) our corporate name change; (iii) the increase in our authorized shares of common stock; and (iv) our 2009 Stock Incentive Plan for key employees, directors, consultants and others providing services to us, pursuant to which up to 1,500,000 shares of common stock shall be authorized for issuance thereunder.  Although the Company elected to obtain consents to the merger from holders of a majority of the then outstanding Company shares, the Company believes that under Delaware law, neither such consents nor any other Company shareholder approvals were required as a pre-condition to the valid consummation of the reverse merger, which was structured as a reverse triangular merger.  Subject to approval from the SEC, Kinder Investments, L.P. and Sanjo Squared, LLC, each affiliates of the Company, propose to enter into a new written shareholder consent authorizing each of the name change, the share capital increase and the 2009 Stock Incentive Plan.

Interest Purchase Agreement

In addition to the merger agreement, on December 16, 2009, EII entered into an interest  purchase agreement with the members of Training Direct, and our company, pursuant to which EII acquired all outstanding membership interests, on a fully diluted basis, of Training Direct in exchange for (a) $200,000 cash, (b) shares of our common stock having a deemed value of  $600,000 (the “Acquisition Shares”), with such number of Acquisition Shares to be determined by dividing $600,000 by the “Discounted VWAP” (as defined below) for the 20 “Trading Days” (as defined below) immediately following the consummation of the reverse merger, and (c) shares of our  common stock having a deemed value of $300,000 (the “Escrow Shares”), with such number of Escrow Shares to be determined by dividing $300,000 by the Discounted VWAP for the 20 Trading Days immediately following the consummation of the reverse merger. The Escrow Shares will be held in escrow and released therefrom as provided in the purchase agreement. “Discounted VWAP” is defined in the purchase agreement as 70% of the “VWAP” of our common stock, but in no event less than $0.40 per share. “VWAP” is defined in the purchase agreement as a fraction, the numerator of which is the sum of the product of (i) the closing trading price for our common stock on the applicable national securities exchange on each Trading Day of the 20 Trading Days following the consummation of the reverse merger, and (ii) the volume of our common stock on the applicable national securities exchange for each such day and the denominator of which is the total volume of our common stock on the applicable national securities exchange during such twenty day period, each as reported by Bloomberg Reporting Service or other recognized market price reporting service. “Trading Day” is defined in the purchase agreement as any day on which the New York Stock Exchange or other national securities exchange on which our common stock trades is open for trading.  The Discounted VWAP for the twenty Trading Days after the effective date of the reverse merger was $1.67.  Accordingly, on March 3, 2010 we issued an aggregate of 359,281 Acquisition Shares and 179,641 Escrow Shares.

            The closing of the purchase agreement was subject to a number of conditions including, without limitation, approval of the change of ownership of Training Direct by the Connecticut Department of Higher Education, the execution by us, EII and the EII Securityholders of all documents  necessary to affect the reverse merger, approval of the purchase agreement by the Board of Directors of EII and the board of managers of Training Direct and execution of a certain employment agreement and consulting agreement. On December 31, 2009, the parties to the purchase agreement deemed all closing conditions to be satisfied and accordingly, the purchase and sale of the Training Direct membership interests was consummated.

Valley’s Program Offerings

Seminars

Each review and update course includes 26 hours over a three-day time period. The courses are located throughout the United States in areas with high concentrations of nursing programs. Seminars are typically held in hotel conference rooms located close to airports to minimize logistical issues for traveling students.

Registration for the seminars can be completed online, by mail or by telephone. Registration for courses for the following year occurs at the end of August. Once the registration period has commenced, there is significant enrollment in the seminars within a couple days. Seminars in Cleveland and Philadelphia have traditionally had the highest student enrollments with two courses in Cleveland that included 217 and 216 students, respectively, and 215 students in Philadelphia in 2007. In 2008, the seminars had enrollments for two courses in Philadelphia of 224 and 220 students, respectively, and in Cleveland for two courses of 219 and 216 students, respectively. In 2009, the seminars had enrollments for two courses in Cleveland of 211 and 209 students, respectively, a course in Philadelphia with enrollment of 218 students and a course in Dallas with enrollment of 217 students.

Manuals

Valley publishes a course manual which is purchased by students enrolled in the seminars and others. The course manual consists of over 600 pages and is printed by a third party. While the volume is fairly substantial, the complexity of the printing is not excessive and the manuals are not bound. Production costs were approximately $175,000 in 2007, $186,000 in 2008 and $182,000 in 2009. The manuals are ordered from the printers each fall after registration has begun for the following year’s courses and correspondingly, the majority of the printing costs are incurred in the fourth quarter.  Since the per unit cost to print 100 manuals is the same as the cost to print one, Valley only orders enough books to meet its known demand. As Valley receives additional orders, it places orders with its vendor to print the required quantity to meet the additional demand.

MemoryMasterTM

Valley offers its MemoryMasterTM study guide collection of approximately 4,000 questions and answers to aid its students in preparation for the NCE by facilitating the memorization and understanding of a large body of anesthesia-related facts, concepts and issues. MemoryMasterTM content is categorized according to the outline provided by the Council on Certification of Nurse Anesthesia, which includes:

•	basic and related clinical sciences;
•	equipment, instrumentation and technology;
•	basic principles of anesthesia;
•	advanced principles of anesthesia; and
•	professional issues.

MemoryMasterTM is offered in two forms: (i) a bound, soft covered book, and (ii) flash cards.  The book provides the entire MemoryMasterTM content in a side-by-side format, with questions appearing on the left side of each page and the corresponding answers on the right side.

MemoryMasterTM is printed by the same third party source as the course manuals. MemoryMasterTM can also be ordered from the printers on an as needed basis. Management estimates that MemoryMasterTM accounted for approximately $340,000 of revenue in 2009. Historically, the fourth quarter includes the greatest amount of MemoryMasterTM shipments and related revenue.

On-Line Practice Examinations

Valley anticipates that there will be a fourth revenue source beginning in 2010, which is from on-line practice examinations that management expects to launch in the second quarter of 2010. Valley’s on-line practice examinations will be a test assessment program where students can visit a mock testing center (the “Center”) on-line. Practice examinations and subject-specific quizzes will be available for student practice purposes. Valley believes that this will be a popular addition to its offerings, and that most students who take its courses, and others who do not, will avail themselves of the new test assessment Center. As of the date hereof, pricing for this program has not been finalized but it is expected that the Center will be fully functional during the second quarter of 2010.

Training Direct’s Program Offerings

Distance Learning Programs

Distance learning programs provide an additional opportunity to individuals who may not have acquired all of the education they need and are unable to take advantage of residential training educational opportunities. Distance learning is defined as enrollment and study with an educational institution that provides lesson materials prepared in a sequential and logical order for study by students on their own, allowing students to acquire new professional skills while studying at home at their own pace. In order to help each student in their field of study, Training Direct provides counseling and lesson assistance by telephone and through mail.

Training Direct’s distance learning offerings include educational programs in the following fields and industries:

•	medical office assistance;
•	medical billing and coding;
•	hotel-motel front office;
•	veterinary assistant;
•	paralegal; and
•	pharmacy technician.

All of Training Direct’s courses are priced at $1,295 to $1,600 per program. Students may pay via cash, credit card, money order or check.

When each lesson is completed, the student mails the assigned work to the school for correcting, grading, comment and subject matter guidance by qualified instructors. Corrected assignments are rapidly returned to the student, providing a personalized student-teacher relationship.

Medical Office Assistant Program

Training Direct’s medical office assistant curriculum prepares the student for a wide range of entry-level office positions in different areas of the health industry. The curriculum prepares a student for potential employment in medical offices, clinics, public health departments and hospitals. The student acquires a basic understanding of medical terminology, records management, financial administration and administrative procedures which relate to the functioning of a medical office. An outline of the medical office assistant curriculum includes the following, without limitation:

•	introduction to medical office assistance;
•	introduction to medical terminology;
•	advanced medical terminology and pharmacology;
•	administrative medical assistance;
•	medical, legal and ethical responsibilities;
•	computers and information processing;
•	patients' medical records;
•	drug and prescription records;
•	office maintenance and management;
•	fees, credit and collection;
•	health insurance systems;
•	bookkeeping;
•	payroll procedures; and
•	job search techniques.

A high school diploma or general education degree is required for applicants to become eligible for the program. Upon successful completion of the program, the student receives a diploma.

Medical Billing and Coding Program

Training Direct’s medical insurance billing and coding curriculum prepares the student for entry-level employment to process insurance claims for a medical office. There are multiple roles that the student can fulfill with this curriculum, such as patient and administration contact, working with computers, and accounting tasks. Specific potential career duties consist of: (i) data collection from patients, hospitals, laboratories and physicians; (ii) diagnostic and procedure coding; (iii) timely generation of claims to maximize cash flow for the medical practice; (iv) keeping up to date on insurance plans, rules and regulations; (v) bookkeeping transactions; and (vi) follow-up on claims.

An outline of the medical billing and coding curriculum includes the following, without limitation:

•	introduction to medical terminology;
•	advanced medical terminology and pharmacology;
•	fundamentals of health insurance coverage;

•	source documents and the insurance claim cycle;
•	coding diagnosis;
•	coding procedures;
•	the health insurance claim form;
•	fees: private insurance and managed care, the Medicaid program;
•	the Medicare program;
•	workers’ compensation coverage and other disability programs; and
•	patient billing: credit and collection practices.

In this program, the student acquires an understanding of basic medical terminology, anatomy and physiology, procedural and diagnostic coding, types of medical insurance programs, insurance claims completion and submission, payment and follow-up procedures, relevant office skills and the role of computers in the medical office. Upon successful completion of the program, the student receives a diploma. In addition, this course offers students an optional opportunity to become nationally certified by the National Healthcare Association.

Hotel-Motel Program

Training Direct’s hotel-motel career training curriculum prepares the student for entry-level employment in the Hospitality industry. The student learns about the typical organizational structure of the industry, how each department functions, what the staffing requirements are for each department, as well as the character traits necessary for successful employment for each part of the organization. At the completion of the curriculum, the student is ready to apply for employment in any number of hospitality functions such as front desk operations, catering, housekeeping, sales and promotions, maintenance, purchasing and convention organization. Considerable attention is also given to personnel selection, organization and management. This is an employee intensive industry where human relations are an important component to successful career advancement.

An outline of the hotel-motel curriculum includes the following, without limitation:

•	the Hospitality industry;
•	personnel requirements;
•	the General Manager and Assistant Manager;
•	front desk operations;
•	the desk clerk;
•	uniformed services;
•	guest relations;
•	the sales department;
•	conventions and meetings;
•	accounting procedures;
•	cleaning and maintenance personnel;
•	food and beverage management team;
•	inventories and control; and
•	career guidance.

Upon successful completion of the program, the student receives a diploma.

Veterinary Assistant Program

Training Direct’s veterinary assistant curriculum prepares the student for entry-level employment under the supervision of veterinarians to diagnose and treat animals for injuries, illness and routine veterinary needs such as standard inoculations and periodic check ups. Veterinary assistants perform many tasks ranging from soothing and quieting animals under treatment to drawing blood, inserting catheters and conducting laboratory tests.

An outline of the veterinary assistant curriculum includes the following, without limitation:

•	introduction to medical terminology;
•	advanced medical terminology and pharmacology;
•	introduction to small animal care;
•	animal rights and welfare;
•	nutrition and digestive system;

•	animal studies, including dogs, cats, rabbits, hamsters, amphibians, reptiles, birds, fish and others;
•	introduction to veterinary practice;
•	care and maintenance of a veterinary facility;
•	administrative duties;
•	ethics; and
•	fee collection procedures, billing and payroll.

In this program, the student acquires an understanding of basic medical terminology, the history, breeds and types of animal groups, feeding, handling, care, housing and diseases of animals, key terms, organizational structure and functions of the veterinary clinic, and interacting with professional aspects of veterinary practices. Upon successful completion of the program, the student receives a diploma.

Paralegal Program

Training Direct’s paralegal course prepares students for entry-level employment positions to assist lawyers. The student gains an understanding of the scope of law that is practiced in law offices, corporations and government agencies.

This is an intensive course requiring extensive reading including cases in many areas of the law. In addition to understanding the breadth of the paralegal profession, students begin by learning legal terminology and then study the judicial system, civil and criminal law, the anatomy of a trial as well as pretrial procedures and research. Students also study different areas of law including Bankruptcy, Estate Planning, Family Law, Real Estate, Contracts, Torts, Immigration and Naturalization and Collections.

An outline of the paralegal curriculum includes the following, without limitation:

•	the paralegal profession;
•	law seminars covering roots of American law, organization of the American legal system, sources of law, the trial, and legal terminology;
•	legal research tools;
•	cause of action in a civil case, pre-trial discovery, admissibility and use of evidence, and trial preparation;
•	contracts;
•	Federal bankruptcy;
•	criminal law;
•	estate planning;
•	family law;
•	real estate;
•	torts;
•	immigration and naturalization; and
•	collections.

The duration of this course is six months on a part-time basis. Upon successful completion of the program, the student receives a diploma.

Pharmacy Technician Program

Training Direct’s pharmacy technician curriculum prepares the student for entry-level employment positions to work under the supervision of pharmacists, to help prepare medications for dispensing to patients, label of medications, perform inventories and order supplies, prepare intravenous solutions, help maintain records, and perform other duties as directed by pharmacists.

An outline of the pharmacy technician curriculum includes the following, without limitation:

•	introduction to pharmacy technicians;
•	introduction to medical terminology;
•	advanced medical terminology and pharmacology;
•	home and long term health care;
•	regulatory standards in pharmacy practice;
•	computer applications;
•	medication errors;
•	pharmaceutical dosage forms;

•	pharmaceutical calculations;
•	drug distribution systems; and
•	customer care.

In this course, the student acquires a basic understanding of medical terminology, pharmacological terms, organizational structure and function of the pharmacy, regulatory standards in the practice of pharmacy, drug-use control and information services, administrative aspects of pharmacy technology and professional aspects of pharmacy technology. The duration of this course is six months on a part-time basis. The completion of this program provides the student with the knowledge necessary to pass the national Pharmacy Technician Certification Board exam. A high school diploma or general education degree is required for applicants to become eligible for this program. Upon successful completion of the program, the student receives a diploma.

Residential Training Program

Training Direct offers a comprehensive Certified Nurse's Aide Program to assist its students with developing the skills and knowledge necessary to obtain an entry-level position as a Nurse's Aide in a health care facility. The training program provides the student with both basic knowledge and practical experience in the terminology, procedures, and techniques required of a Nurse's Aide. This training program meets the Connecticut Department of Health Services guidelines for eligibility to take the State certification exam for Nurse's Aides.

Student Services

Students may write or call Training Direct’s academic advisors for course assistance. For each course there is an advisor specialized in that study area who is available to answer questions and discuss subject matter.

Every program at the school includes career preparation lessons to review hiring procedures, to help students write resumes and to improve employment interview skills. Student Services matches students with potential employers who contact Training Direct throughout the year to fill openings.

Our Industry

General

The domestic non-traditional education sector is a significant and growing component of the postsecondary degree-granting education industry, which was estimated to be a $386 billion industry in 2007, according to the Digest of Education Statistics published in 2009 by the U.S. Department of Education’s National Center for Education Statistics. According to the same study, in 2007, over 6.9 million, or 38%, of all students enrolled in higher education programs were over the age of 24, and enrollment in degree-granting institutions between 2008 and 2017 is expected to increase 19% for students over age 25. These students would not be classified as traditional (i.e., 18 to 24 years of age, living on campus, supported by parents, and not working full-time). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. We believe that the demand for non-traditional education will continue to increase, reflecting the knowledge-based economy in the U.S.

Many working learners seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. The education formats offered by our institutions enable working learners to attend classes and complete coursework on a more convenient schedule than traditional universities offer. Although more colleges and universities are beginning to address some of the needs of working learners, many universities and institutions do not effectively address the needs of working learners for the following reasons:

•
Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, and that industry sector remains the primary focus of these universities and institutions. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by: (i) a high percentage of full-time, tenured faculty; (ii) physical classrooms, library facilities and related full-time staff; (iii) dormitories, student unions, and other significant physical assets to support the needs of younger students; and (iv) an emphasis on research and related laboratories, staff, and other facilities.

•
The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional breaks. The traditional academic year runs from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure may serve the needs of the full-time, resident, 18 to 24-year-old student, it limits the educational opportunities for working learners who must delay their education for up to four months during these traditional breaks.

•
Traditional universities and colleges may also be limited in their ability to provide the necessary customer service for working learners because they lack the necessary administrative and enrollment infrastructure.

•	Diminishing financial support for public colleges and universities has required them to focus more tightly on their existing student populations and missions, which has reduced access to education.

Valley

According to the American Association of Nurse Anesthetists (“AANA”), in the United States there were 118 accredited nurse anesthesia programs in 2010. This number grew from 108 programs in 2006, 2007, 2008 and 2009, and from 95 programs in 2005. Most SRNAs are registered with the AANA.  As set forth in the table below, the number of SRNAs registered with the AANA has increased substantially over the past ten years. Valley has developed strategic relationships with accredited nurse anesthesia programs and with the AANA. Many of the programs have requested that Valley provide courses specifically for their programs, however, Valley currently provides courses for only one school located in Tennessee.

SRNAs Registered with AANA
Year	Registered SRNAs

1999	2,372
2005	4,300
2006	4,800
2007	5,042
2008	5,317
2009	5,610

Source: AANA

As indicated above, the number of registered SRNAs more than doubled from 1999 to 2009. This growth in SRNAs in the United States has expanded Valley’s potential customer base to whom Valley markets its services.  The following table sets forth a comparison of registered SRNAs with the number of students enrolled in Valley’s courses each year:

Valley’s Market Share
Year	Registered SRNAs	Students Enrolled in Valley’s Courses	% Registered SRNAs Enrolled

1999	2,372	986	41.6%
2005	4,300	1,522	35.4%
2006	4,800	1,901	39.6%
2007	5,042	1,976	39.1%
2008	5,317	2,085	39.2%
2009	5,610	2,147	38.3%

Source: AANA

Training Direct

Training Direct is one of the largest schools operating in the state of Connecticut within the Higher Educational Community that offers short term training programs, which lead to numerous employment opportunities within the Health Care Profession.  Our Certified Nurse’s Aide training program as well as Medical Billing and Coding Specialist course are both under four weeks in length and have been very popular among our student population.

Training Direct is also one of the only private schools offering distance learning education programs in the State of Connecticut.  Our distance education programs offer our students the ability to take courses from home without having to attend a classroom setting due to such things as family or transportation constraints.  Training Direct enrollments in our programs have increased 25% from 2008 to 2009.

Our Strategy and Key Corporate Objectives

Our goal is to strengthen and capitalize on our position as a provider of high quality, accessible education for individuals throughout the United States. Our principal focus is to provide high quality educational products and services to our students in order for them to maximize the benefit of their educational experience.

Generally, we intend to use our expertise to enhance the quality, delivery and student outcomes associated with the respective curricula across our entire group of subsidiaries. We believe we can leverage our organizational capabilities to offer innovative products, optimize our cost structure and create new growth opportunities. Finally, we intend to continue to invest in our people, systems and organization, as they are the foundation for our future success. In our opinion, these efforts are the basis for enabling us to meet and exceed our customer’s expectations and further differentiate us from our competition.

Specifically, EII’s key business development objectives over the next three to five years are to seek and consummate potential acquisitions with companies engaged in the business of providing vocational training and test preparation products and services. In addition, management intends to launch and further develop on-line test assessment programs and web-based course offerings.

Management has identified a number of such potential acquisitions within the broad context of vocational training and test preparation, although we have not signed any definitive agreement with respect to any additional acquisitions. Management believes that in addition to the usual advantages of “rolling up” similar companies, such as reduced administrative overhead, vocational schools in particular lend themselves to significant enhancement through synergy among the schools. For example, Training Direct’s licensure in the State of Connecticut can be used to sanction related course offerings currently in place in an acquisition target. Thus by acquisition, Training Direct may be able to significantly expand its course offerings and subject areas, without commensurate increases in overhead. Similarly, Valley, which management believes has a valuable brand name among anesthetists, can acquire a program that actually trains (rather than test-prepares) anesthetists, making profitable use of its reputation that has been established over the course of a decade.

Moreover, management believes that the vocational training space is highly fragmented and offers many opportunities for the acquisition and enhancement of small-niche schools, and we plan to aggressively pursue an acquisition strategy over the course of the next three to five years.

Generally, we believe that because of the small, development-stage nature of many potential acquisition targets that opportunities for synergy, such as those described above for Valley and Training Direct, will provide significant opportunities for revenue-expansion and increased profitability, without significant operational cost increases.

Valley and Training Direct, as well as many potential acquisition targets, have limited or nascent on-line utilities. As with the new Valley test assessment center, we believe that both Valley and Training Direct can expand revenue by offering distance learning and distance practice products related to their existing in-classroom programs. Training Direct believes that its existing distance learning program described above, which involves mailing student work papers back and forth, can be substantially enhanced by use of the Internet, both in terms of enlarging the number of students who can take such courses and by significantly reducing costs.

Valley intends to eventually develop an online course, so that students who cannot travel to a specific classroom seminar can still enroll for a Valley course. Such an online program would also be a useful addition for refresher training for students who have actually attended a seminar. Development of this program has just begun and it is not expected to be available for at least two years.

Our Research and Development

Valley and Training Direct have been developing on-line educational programs, including Valley’s on-line testing examination center. In addition, Valley’s and Training Direct’s programs are continually updated to ensure that students are always current with the most updated practices and procedures. Any major revisions to Training Direct’s curriculum are always reviewed by the Connecticut Department of Higher Education for final approval.  All programs lead to certification from the National Health Career Association or Connecticut State Licensure. To date, the costs of such research and development activities have been immaterial and are not borne by our customers.

Our Customers and Marketing

Valley

Customers

Valley’s customer base consists almost exclusively of SRNAs preparing to take the NCE. It takes considerable commitment by individuals to become a Certified Registered Nurse Anesthetist (“CRNA”). The education and experience requirements to become a CRNA include the following:

•	a Bachelor’s of Science in Nursing or other appropriate baccalaureate degree;
•	a current license as a registered nurse;
•	at least one year’s experience in an acute care nursing setting;
•	graduation from an accredited graduate school of nurse anesthesia;
•	clinical training in university-based or large community hospitals; and
•	passing a national certification examination following graduation.

Because there are extensive steps and financial resources required for eligibility to sit for the NCE, SRNAs are highly incented to pass the exam and are typically willing to enroll in courses to obtain any advantage for passing the NCE.  According to the AANA, in 2005 the reported average annual salary for a CRNA was $160,000. The high salaries paid to CRNAs provide further incentive to SRNAs to pass the certification exam on the first or second attempt. Moreover, due to what management believes is a high demand for CRNAs in the industry, students that pass the certifying exam are employed almost immediately.

As a result of the strong demand for CRNAs and the benefits associated with passing the exam, annual enrollment in Valley’s courses has increased since 1998:

Student Enrollments in Valley’s Courses
Year	No. of Students Enrolled	Growth Rate

1998	935	N/A
1999	986	5.5%
2000	1,113	12.9%
2001	1,211	8.8%
2002	1,354	11.8%
2003	1,488	9.9%
2004	1,510	1.5%
2005	1,522	0.8%
2006	1,901	24.9%
2007	1,976	4.0%
2008	2,085	5.5%
2009	2,147	3.0%

Marketing

Once a year, Valley undertakes a mailing of approximately 5,000 brochures to students and program directors for schools that teach SRNAs. Such brochures include information regarding Valley’s review and update course, course schedules, course pricing, and other related data. In addition, Valley relies on word of mouth amongst SRNAs, program directors and schools with respect to its review and update courses.

Training Direct

Customers

Training Direct enrolls a wide variety of students in its programs; from working executives in our distance education courses, to the unemployed who have been referred to us by a variety of state agencies for our residential programs. Training Direct targets people looking to enhance their current careers or seeking to enter the Health Care Industry.

Marketing

Training Direct does a variety of community outreach as well as print media, which covers over half of the State of Connecticut. Because of its reputation in the community, Training Direct’s referral business has been consistently strong. Training Direct expects advertising and promotional costs to remain consistent with our growth and revenue.

Our Competition and Competitive Advantages

Valley

Valley recognizes few if any direct competitors. There are a limited number of companies publishing manuals designed to help students prepare for the NCE, including, without limitation, Concepts Anesthesia Review, and Board Stiff Live. However, these competitors are not providing an exam review course. Management believes that this enables Valley to take advantage of potential growth opportunities within its market with limited price or other competition.  Within the past 30 to 60 days, Dannemiller, a company engaged in the continuing medical education business, announced that it will be offering a review course for the NCE.

Training Direct

Training Direct has very limited competition in Connecticut. Both the Nurse’s Aide Training and Medical Billing and Coding courses are very much in demand because Training Direct is located in an area which has a very high concentration of hospitals and medical facilities.

Our Regulatory Environment

Our operations are subject to significant regulations. New or revised interpretations of regulatory requirements could have a material adverse effect on us. In addition, changes in existing or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us.

Training Direct’s operations are regulated by the Department of Higher Education of the State of Connecticut (the “DHE”) from which Training Direct received its initial approval and license in 2004. The DHE seeks to promote a postsecondary system of distinctive strengths which, through overall coordination and focused investment, assures state citizens access to high quality educational opportunities, responsiveness to individual and State needs, and efficiency and effectiveness in the use of resources. The Board of Governors for Higher Education is the statewide coordinating and planning authority for Connecticut's public and independent colleges and universities.  The Board makes higher education policy, reviews public college and university missions and budgets, recommends system-wide budgets to the Governor and State General Assembly, licenses and accredits academic programs and institutions (both public and independent), evaluates institutional effectiveness and coordinates programs and services between the public and independent sectors. Under the Board’s supervision, the DHE carries out Board policy, administers statewide student financial aid programs, oversees private occupational schools and conducts research and analysis on issues important to legislators and the public.

The DHE maintains and ensures that the approved occupational schools offer programs and courses that have proper organization and structure that meet their stated objectives.  Also, the DHE maintains and ensures that approved occupational schools under their licensure follow all state statutes and regulations.

Our Intellectual Property

We own and use the trademark MemoryMasterTM, which is registered with the United States Patent and Trademark Office in the name of Valley. In addition, all of Valley’s other course materials are the subject of copyright registrations with the United States Patent and Trademark Office in the name of Valley. Copyright registrations expire over various periods of time. We vigorously defend against infringements of our trademarks, service marks, and copyrights.

Seasonality

Our cash receipts fluctuate primarily as a result of the pattern of student enrollments.  Generally, the schools’ highest enrollment and cash receipts typically occur in the fall, which corresponds to the third and fourth quarters our fiscal year. Enrollment is slightly lower in the spring, and the lowest enrollment generally occurs during the summer months.  Our operating costs are relatively fixed and do not fluctuate as significantly on a quarterly basis.  Our variable expenses fluctuate in accordance with course offerings and include course materials, salaries and (for Valley) facility costs.

Employees

After the reverse merger and the acquisition of Training Direct, we have 3 executive officers. Valley has a total of 4 full-time employees. Training Direct has a total of 6 full-time employees and 10 part-time employees. Over the next 12 months, we do not expect to add significant personnel. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 1A.  Risk Factors.

You should carefully consider the risks described below in conjunction with our forward looking statement related risks as set forth in the beginning of this report, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

Risks Related to Our Business and Industry in Which We Operate

We are subject to risks relating to enrollment of students.  If we are not able to continue to successfully recruit and retain our students, we will not be able to sustain our revenue growth rate.

Building awareness of our schools and the programs we offer is critical to our ability to attract prospective students. If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. It is also critical to our success that we convert these prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining students in our programs include:

•	the emergence of more attractive competitors;
•	factors related to our marketing, including the cost and effectiveness of Internet advertising and broad-based branding campaigns;
•	inability to expand program content and develop new programs in a timely and cost-effective manner;
•	performance problems with, or capacity constraints of, our online education delivery systems;
•	failure to maintain accreditation;
•	inability to continue to recruit, train and retain quality faculty;
•	student or employer dissatisfaction with the quality of our services and programs;
•	student financial, personal or family constraints;
•	adverse publicity regarding us, our competitors or online or for-profit education generally;
•	tuition rate reductions by competitors that we are unwilling or unable to match;
•	a decline in the acceptance of online education;
•	increased regulation of online education, including in states in which we do not have a physical presence;
•	a decrease in the perceived or actual economic benefits that students derive from our programs or education in general; and
•	litigation or regulatory investigations that may damage our reputation.

In addition, our educational programs are concentrated in selected areas of healthcare, law and business. If applicant career interests shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline.  If employment opportunities for our graduates in fields related to their educational programs decline, future enrollment and revenue may decline as potential applicants choose to enroll at other educational institutions offering different courses of study.

We are subject to risks relating to tuition pricing, which could have a material adverse affect on our financial results.

If other educational institutions reduce their price of tuition, our educational programs could become less attractive to prospective students. In addition, we may be unable, for competitive reasons, to maintain and increase tuition rates in the future, thereby adversely affecting future revenues and earnings.

Our financial performance depends, in part, on our ability to keep pace with changing market needs and technology; if we fail to keep pace or fail in implementing or adapting to new technologies, our business may be adversely affected.

Increasingly, prospective employers of students who graduate from our schools demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our schools’ educational programs to evolve in response to these economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to students. To offer a new academic program, we may be required to obtain federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business, financial condition, results of operations and cash flows could be adversely affected.

Establishing new academic programs or modifying existing programs requires us to make investments in management and capital expenditures, incur marketing expenses and reallocate other resources. We may have limited experience with the courses in new areas and may need to modify our systems and strategy or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If we are unable to increase the number of students or offer new programs in a cost-effective manner, or are otherwise unable to manage effectively the operations of newly established academic programs, our business, financial condition, results of operations and cash flows could be adversely affected.

We have invested and continue to invest significant resources in information technology, which is a key element of our business strategy. Our information technology systems and tools could become impaired or obsolete due to our action or failure to act. For instance, we could install new information technology without accurately assessing its costs or benefits, or we could experience delayed or ineffective implementation of new information technology. Similarly, we could fail to respond in a timely or sufficiently competitive way to future technological developments in our industry. Should our action or failure to act impair or otherwise render our information technology less effective, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to risks relating to our information technology, system applications and security systems, which could have a material adverse affect on our financial results.

The performance and reliability of our computer networks and system applications, especially our online educational platforms and student operational and financial packaging applications, are critical to our reputation and ability to attract and retain students.  System errors and/or failures could adversely impact our delivery of educational content to our online students.  In addition, system errors could result in delays and/or errors in processing student financial payment and related disbursements. Major risks involved in such network infrastructure include any break-downs or system failures resulting in a sustained shutdown of all or a material portion of our servers, including failures which may be attributable to sustained power shutdowns, or efforts to gain unauthorized access to our systems causing loss or corruption of data or malfunctions of software or hardware.  Security breaches of our information systems can also create unauthorized disclosure of confidential information, such as the personal information of our students or credit card information.  If we are unable to prevent such security breaches, our operations could be disrupted, our students could suffer financial loss or become the victims of identity theft, or we may suffer reputational damage and/or financial loss because of lost or misappropriated information.

Our network systems are also vulnerable to damage from fire, flood, power loss, telecommunications failures, computer viruses, hacking and similar events. Any network interruption, virus or other inadequacy that causes interruptions in the availability of the online educational programs or deterioration in the quality of access to the online educational platforms could reduce our student’s satisfaction and ultimately harm our business, financial condition and results of operations. In addition, any security breach caused by hackings, which involve efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could have a material adverse effect on our business, financial condition and results of operations. We do not maintain insurance policies covering losses relating to our network systems and we do not have business interruption insurance.

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions form part of our strategy to expand our business. We have limited prior experience integrating any new companies into ours, and we believe that integration of a new company’s operation and personnel will require significant management attention. The diversion of our management’s attention from our business and any difficulties encountered in the integration process could have an adverse effect on our ability to manage our business.

We may pursue acquisitions of companies, technologies and personnel that are complementary to our existing business. However, our ability to grow through future acquisitions or investments or hiring will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates, and the availability of financing to complete larger acquisitions. We may face significant competition in executing our growth strategy. Future acquisitions or investments could result in potential dilutive issuances of equity securities or incurrence of debt, contingent liabilities or impairment of goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop and any particular acquisition or investment may not produce the intended benefits.

Future acquisitions would also expose us to potential risks, including risks associated with the assimilation of new operations, technologies and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses, educational programs and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees and students as a result of the integration of new businesses.

If regulators do not approve our domestic acquisitions, the acquired schools’ state licenses, accreditation, and ability to participate in Title IV programs (if applicable) may be impaired.

When we acquire an institution, we must seek approval from the U.S. Department of Education if the acquired institution participates in Title IV programs, and from most applicable state agencies and accrediting agencies because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the U.S. Department of Education standards can result in the temporary suspension of the institution’s participation in the Title IV programs unless a timely and materially complete application for recertification is filed with the U.S. Department of Education and it issues a temporary provisional certification. If we are unable to obtain approvals from the state agencies, accrediting agencies or U.S. Department of Education for any institution we may acquire in the future, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business.

If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses and accreditation may be impaired.

A change of ownership or control of EII, depending on the type of change, may have significant regulatory consequences for Training Direct. State licensing agencies, including the Connecticut Department of Higher Education (“DHE”), have adopted the change of ownership and control standards. Such a change of ownership or control could require recertification and reauthorization by state licensing agencies, including the DHE. There can be no assurances that such recertification would be obtained on a timely basis. In addition, some states where Training Direct is presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states. If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses and accreditation may be impaired.

If any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, we may not be able to successfully challenge such finding and our business could suffer.

Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in state or federal financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state.

Training Direct is authorized to operate and to grant certificates by the applicable state agency of each state where such authorization is required and where we maintain a campus. The loss of such authorization in one or more states could have a material adverse effect on our business, financial condition, results of operations and cash flows. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

The increasing popularity and use of the Internet and other online services has led and may lead to further adoption of new laws and regulatory practices in the U.S. or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, allocation and apportionment of income amongst various state, local and foreign jurisdictions, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Our success depends on attracting and retaining qualified personnel.

We depend on a core management and key executives.  In particular, we rely on the expertise and experience of our senior officers and key employees in our business operations and their personal relationships with our other significant shareholders, employees, the regulatory authorities, and our students. If any of them become unable or unwilling to continue in their present positions, or if they join a competitor or form a competing company in contravention of their employment agreements, we may not be able to identify a replacement easily, our business may be significantly disrupted and our financial condition and results of operations may be materially adversely affected. We currently maintain key-man life insurance in the amount of $2.5 million for Anil Narang, our President and Chief Operating Officer.  We do not currently maintain key-man life insurance for any of our other key personnel.

We may not be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties.

We believe the copyrights, service marks, trademarks, trade secrets and other intellectual property we use are important to our business, and any unauthorized use of such intellectual property by third parties may adversely affect our business and reputation. We rely on the intellectual property laws and contractual arrangements with our employees, clients, business partners and others to protect such intellectual property rights. Third parties may be able to obtain and use such intellectual property without authorization. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources, and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to infringement and misappropriation claims in the future, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services.

Our success depends, in part, on our ability to carry out our business without infringing the intellectual property rights of third parties. We may be subject to litigation involving claims of patent, copyright or trademark infringement, or other violations of intellectual property rights of third parties. Future litigation may cause us to incur significant expenses, and third-party claims, if successfully asserted against us, may cause us to pay substantial damages, seek licenses from third parties, pay ongoing royalties, redesign our services or technologies, or prevent us from providing services or technologies subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Risks Related to Our Financial Condition and Results of Operations

Our limited operating history and the unproven long-term potential of our business model make evaluating our business and prospects difficult.

We were incorporated on February 9, 2005 in the State of Delaware, EII was incorporated on July 20, 2009 in the State of Delaware, Training Direct was formed on January 7, 2004 in the State of Connecticut and Valley Anesthesia Educational Programs, Inc., from which we purchased certain assets and assumed certain liabilities in August 2009, was incorporated on March 10, 1993 in the State of Iowa. As our operating history is limited, the revenue and income potential of our business and markets are yet to be fully proven. In addition, we are exposed to risks, uncertainties, expenses and difficulties frequently encountered by companies at an early stage of development. Some of these risks and uncertainties relate to our ability to:

•	increase our student enrollment by expanding the type, scope and technical sophistication of the educational services we offer;
•	respond effectively to competitive pressures;
•	respond in a timely manner to technological changes or resolve unexpected network interruptions;
•	comply with changes to regulatory requirements;
•	maintain adequate control of our costs and expenses;
•	increase awareness of our educational programs; and
•	attract and retain qualified management and employees.

We cannot predict whether we will meet internal or external expectations of our future performance. If we are not successful in addressing these risks and uncertainties, our business, financial condition and results of operations may be materially adversely affected.

We may need additional capital and may not be able to obtain such capital on acceptable terms.

Capital requirements are difficult to plan in our industry. We currently expect that we will need capital to fund our future acquisitions, educational program development, technological infrastructure and sales and marketing activities.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perceptions of, and demand for, securities of vocational, training and technical schools;
•	conditions of the United States and other capital markets in which we may seek to raise funds;
•	our future results of operations, financial condition and cash flows;
•	governmental regulation of educational program providers; and
•	economic, political and other conditions in United States.

Any failure by us to raise additional funds on terms favorable to us, or at all, may have a material adverse effect on our business, financial condition and results of operations. For example, we may not be able to carry out parts of our growth strategy to acquire vocational, training and/or technical schools that are complementary to our existing business or necessary to maintain our growth and competitiveness.

Our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.

The U.S and much of the world economy are in the midst of an economic downturn. We believe the current economic downturn has contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve job security or reemployment prospects. This effect cannot be quantified. However, to the extent that the economic downturn has increased demand for our programs, a subsequent economic recovery may eliminate this effect and reduce such demand as fewer potential students seek to advance their education. This reduction could have a material adverse effect on our business, financial condition, results of operations and cash flows. A worsening of the economic downturn may reduce the demand for our programs among students and the willingness of employers to sponsor educational opportunities for their employees, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively.

Our ability to sustain our current rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to attract and retain students, our ability to maintain operating margins, our ability to recruit and retain high quality academic and administrative personnel and competitive factors. In addition, growth may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls, and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will have adequate capacity to accommodate substantial growth or that we will be able to manage further growth effectively. Failure to do so could adversely affect our business, financial condition, results of operations and cash flows.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers and directors hold approximately 320% (see Item 12 herein) of our outstanding common stock, which includes (i) shares owned by our officers and/or directors, (ii) shares attributable to certain entities in which our officers and directors share beneficial ownership, (iii) shares underlying our Series A Preferred Stock that will be converted into shares of Florham Common Stock upon the filing of our amended and restated certificate of incorporation for purposes of increasing our authorized shares to 50,000,000, and (iv) shares issuable upon exercise of stock options which have vested as of the date of this report.  Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

Our common stock is quoted on the OTC Bulletin Board under the current symbol "FHMS". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The market price of our common stock may be volatile.

     The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

The outstanding convertible securities may adversely affect us in the future and cause dilution to existing shareholders.

As of March 30, 2010, we had 6,705,622 shares of Common Stock outstanding, of which 179,741 are held in escrow and are subject to earnout provisions, and 250,000 shares of Series A Preferred Stock outstanding, each of which shares of Series A Preferred Stock shall be converted, on the basis of 49.11333 shares of Florham Common Stock for each share of Series A Preferred Stock (an aggregate of 12,278,333 shares of Florham Common Stock) automatically upon the filing by the Company of an amendment to its certificate of incorporation increasing its authorized shares of Florham Common Stock to not less than 50,000,000 shares. In addition, there are outstanding 5-year options to purchase an aggregate of 3,436,328 shares of Common Stock and outstanding warrants to purchase 930,000 shares of Common Stock expiring on June 30, 2016 at an exercise price of $0.05 per share. The conversion of the Series A Preferred Stock and the exercise of options and warrants will cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon conversion and/or exercise. Moreover, subject to any applicable lock-up restrictions, sales of the shares of our outstanding common stock, shares issuable upon conversion of the Series A Preferred Stock, and shares issuable upon exercise of the options and warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock.  Further, the terms on which we may obtain additional financing during the period any of such securities remain outstanding may be adversely affected by the existence of these securities as well.

Our common stock may be considered a “penny stock” and may be difficult to sell.

     The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges.

Patterns of fraud and abuse include:

(a)	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(b)	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
(c)	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(d)	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(e)
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our stock.  We plan to retain any future earnings to finance growth.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

EII’s and Valley’s principal executive offices are located at 845 Third Avenue, 6th Floor, New York, New York 10022. Valley rents office space from one of its officers under a lease expiring August 20, 2010 and pays $725 per month. EII also reimburses another officer $2,992 per month for rent of office space on a month-to-month basis. Valley’s principal operating office is located at 1995 Country Club Blvd, Clive, Iowa 50325. Training Direct’s principal executive offices are located at 3885 Main Street, 2nd Floor, Bridgeport, Connecticut 06606, which also houses the company’s classrooms, and offices for administration, admissions, and student services, in approximately 6,000 square feet. Such premises are leased with a rental payment of $5,850 per month, plus annual increases of 3% or the CPI annual increase, if greater, and expires in October 2019.

We believe that our facilities are adequate to meet our current needs. Our offices are in good condition and are sufficient to conduct our operations. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings other than ordinary routine litigation incidental to their respective businesses.  There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Neither we nor any of our subsidiaries is a party to any administrative or judicial proceeding arising under federal, state or local environmental laws.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 23, 2009, holders of a majority of our issued and outstanding shares of common stock have consented in writing to approve (i) the merger agreement and the transactions contemplated therein, (ii) our corporate name change; (iii) the increase in our authorized shares of common stock to 50,000,000 shares; and (iv) our 2009 Stock Incentive Plan for key employees, directors, consultants and others providing services to us, pursuant to which up to 1,500,000 shares of common stock shall be authorized for issuance thereunder. Although the Company elected to obtain consents to the merger from holders of a majority of the then outstanding Company shares, the Company believes that under Delaware law, neither such consents nor any other Company shareholder approvals were required as a pre-condition to the valid consummation of the reverse merger, which was structured as a reverse triangular merger.  Subject to approval from the SEC, Kinder Investments, L.P. and Sanjo Squared, LLC, each affiliates of the Company, propose to enter into a new written shareholder consent authorizing each of the name change, the share capital increase and the 2009 Stock Incentive Plan.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock was approved for quotation on the Over–the-Counter Bulletin Board on April 28, 2008 under the symbol “FHMS”.

The following table sets forth the quarterly high and low bid prices for the common stock for the last two fiscal years. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal Quarter	High	Low
Quarter ended June 30, 2008*	$2.25	$1.25
Quarter ended September 30, 2008	$1.25	$1.01
Quarter ended December 31, 2008	$1.10	$1.01
Quarter ended March 31, 2009	$1.01	$0.16
Quarter ended June 30, 2009	$0.35	$0.16
Quarter ended September 30, 2009	$0.26	$0.16
Quarter ended December 31, 2009	$1.50	$1.50
Quarter ended March 31, 2010**	$3.50	$1.50

*From April 28, 2008 through the fiscal quarter ended June 30, 2008.
** Through March 26, 2010.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Number of Shareholders

As of March 30, 2010, there were 6,705,622 shares of our common stock issued and outstanding, of which 179,741 shares are held in escrow and are subject to earnout provisions, and approximately 117 holders of record of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.  The transfer agent for our common stock is American Stock Transfer & Trust Co. LLC, 59 Maiden Lane, New York, N.Y. 10038.

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Equity Compensation Plan Information

The following table presents information as of December 31, 2009 with respect to compensation plans under which equity securities were authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2009 Stock Incentive Plan (1)	877,360	$0.50	622,640

Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	877,360	$0.50	622,640

(1)  On December 23, 2009, our board of directors and holders of a majority of our issued and outstanding shares of common stock have consented in writing to approve our 2009 Stock Incentive Plan for key employees, directors, consultants and others providing services to us, pursuant to which up to 1,500,000 shares of common stock shall be authorized for issuance thereunder.  Subject to approval from the SEC, Kinder Investments, L.P. and Sanjo Squared, LLC, each affiliates of the Company, propose to enter into a new written shareholder consent authorizing each of the name change, the share capital increase and the 2009 Stock Incentive Plan.

Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan.

The above table does not include the following stock option grants which were made outside of the 2009 Stock Incentive Plan:

On August 20, 2009, Joseph Bianco purchased options to purchase 1,166,667 (the “Bianco EII Stock Options”) shares of EII common stock at an exercise price equal to $0.25 per share with respect to 583,334 options and $0.45 per share with respect to 583,333 options in exchange for a $10,000 principal amount promissory note from Mr. Bianco, as compensation for services performed on behalf of EII in his capacity as Chief Executive Officer.

            Under the merger agreement, the Bianco EII Stock Options were converted into 5-year options to purchase an aggregate of 1,279,484 shares of our common stock at an exercise price equal to $0.228 per share with respect to 639,742 options (the “Bianco Tier I Options”) and $0.41 per share with respect to 639,742 options (the “Bianco Tier II Options”). The Bianco Tier I Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier I EBTDA Per Share and the Bianco Tier II Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier II EBTDA. The Bianco Tier I and Tier II Options shall be deemed vested as of the date of grant.

Base Tier I EBTDA Per Share means: (1) $0.036 for the Measuring Year ending December 31, 2010, (2) $0.055 for the Measuring Year ending December 31, 2011, (3) $0.091 for the Measuring Year ending December 31, 2012, (4) $0.109 for the Measuring Year ending December 31, 2013, and (5) $0.137 for the Measuring Year ending December 31, 2014. Base Tier II EBTDA Per Share means: (1) $0.055 for the Measuring Year ending December 31, 2010, (2) $0.091 for the Measuring Year ending December 31, 2011, (3) $0.137 for the Measuring Year ending December 31, 2012, (4) $0.164 for the Measuring Year ending December 31, 2013, and (5) $0.191 for the Measuring Year ending December 31, 2014. EBTDA Per Share means (1) the net income after taxes (exclusive of any non-recurring or extraordinary items paid or accrued) of the Company and its consolidated subsidiaries (if any) in the applicable Measuring Year, plus (A) federal and state income taxes paid or accrued in such Measuring Year, (B) amounts paid or accrued in such Measuring Year in respect of depreciation of tangible assets, and (C) amounts paid or accrued in such Measuring Year in respect of amortization of intangible assets, including goodwill, all as set forth on the audited consolidated statements of income or operations of the Company and its consolidated subsidiaries (if any) in the applicable Measuring Year and as determined in accordance with Generally Accepted Accounting Principles ("GAAP") by the Company’s independent accountants, divided by (2) the weighted average of the outstanding common stock, measured on a fully diluted basis.

On August 20, 2009, Anil Narang purchased options to purchase 1,166,667 (the “Narang EII Stock Options”) shares of EII common stock at an exercise price equal to $0.25 per share with respect to 583,334 options and $0.45 per share with respect to 583,333 options in exchange for a $10,000 principal amount promissory note from Mr. Narang, as compensation for services performed on behalf of EII in his capacity as President and Chief Operating Officer.

Under the merger agreement, the Narang EII Stock Options were converted into 5-year options to purchase an aggregate of 1,279,484 shares of our common stock at an exercise price equal to $0.228 per share with respect to 639,742 options (the “Narang Tier I Options”) and $0.41 per share with respect to 639,742 options (the “Narang Tier II Options”). The Narang Tier I Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier I EBTDA Per Share and the Narang Tier II Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier II EBTDA. The Narang Tier I and Tier II Options shall be deemed vested as of the date of grant.  Base Tier I EBTDA Per Share and EBTDA Per Share have the same meanings set forth above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases or repurchases of our equity securities by the Company or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2009, we issued (or contracting to issue) equity securities without registration under the Securities Act of 1933, as amended, as follows:

On December 16, 2009, we executed an agreement and plan of merger with EII Acquisition Corp. (a newly formed acquisition subsidiary of Florham) (“Mergerco”), EII and its security holders, Sanjo Squared, LLC, Kinder Investments, LP, Joseph Bianco and Anil Narang (collectively, the “EII Securityholders”) pursuant to which Mergerco was merged with and into EII, with EII as the surviving corporation of the merger, as a result of which EII became a wholly-owned subsidiary of our company. Under the terms of the merger agreement, the EII Securityholders received (i) an aggregate of 6,000,000 shares of our common stock, (ii) options to acquire 2,558,968 additional shares of our common stock, 50% of which have an initial exercise price of $0.41 per share and 50% of which have an initial exercise price of $0.228 per share, subject to certain performance targets set forth in the merger agreement, and (iii) 250,000 shares of our Series A Preferred Stock, with each share of Series A Preferred Stock automatically convertible into 49.11333 shares of common stock upon the filing by us of an amendment to our certificate of incorporation which increases the authorized shares of our common stock to at least 50,000,000.

In addition to the merger agreement, on December 16, 2009, EII entered into an interest purchase agreement with the members of Training Direct, and our company, pursuant to which EII acquired all outstanding membership interests, on a fully diluted basis, of Training Direct in exchange for (a) $200,000 cash, (b) shares of our common stock having a deemed value of $600,000 (the “Acquisition Shares”), with such number of Acquisition Shares to be determined by dividing $600,000 by the “Discounted VWAP” (as defined below) for the 20 “Trading Days” (as defined below) immediately following the consummation of the reverse merger, and (c) shares of our common stock having a deemed value of $300,000 (the “Escrow Shares”), with such number of Escrow Shares to be determined by dividing $300,000 by the Discounted VWAP for the 20 Trading Days immediately following the consummation of the reverse merger. The Escrow Shares will be held in escrow and released therefrom as provided in the purchase agreement. “Discounted VWAP” is defined in the purchase agreement as 70% of the “VWAP” of our common stock, but in no event less than $0.40 per share. “VWAP” is defined in the purchase agreement as a fraction, the numerator of which is the sum of the product of (i) the closing trading price for our common stock on the applicable national securities exchange on each Trading Day of the 20 Trading Days following the consummation of the reverse merger, and (ii) the volume of our common stock on the applicable national securities exchange for each such day and the denominator of which is the total volume of our common stock on the applicable national securities exchange during such twenty day period, each as reported by Bloomberg Reporting Service or other recognized market price reporting service. “Trading Day” is defined in the purchase agreement as any day on which the New York Stock Exchange or other national securities exchange on which our common stock trades is open for trading. The Discounted VWAP for the twenty Trading Days after the effective date of the reverse merger was $1.67.  Accordingly, on March 3, 2010 we issued an aggregate of 359,281 Acquisition Shares and 179,641 Escrow Shares.

On August 20, 2009, Joseph Bianco purchased options to purchase 1,166,667 (the “Bianco EII Stock Options”) shares of EII common stock at an exercise price equal to $0.25 per share with respect to 583,334 options and $0.45 per share with respect to 583,333 options in exchange for a $10,000 principal amount promissory note from Mr. Bianco, as compensation for services performed on behalf of EII in his capacity as Chief Executive Officer.

            Under the merger agreement, the Bianco EII Stock Options were converted into 5-year options to purchase an aggregate of 1,279,484 shares of our common stock at an exercise price equal to $0.228 per share with respect to 639,742 options (the “Bianco Tier I Options”) and $0.41 per share with respect to 639,742 options (the “Bianco Tier II Options”). The Bianco Tier I Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier I EBTDA Per Share and the Bianco Tier II Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier II EBTDA. The Bianco Tier I and Tier II Options shall be deemed vested as of the date of grant.

Base Tier I EBTDA Per Share means: (1) $0.036 for the Measuring Year ending December 31, 2010, (2) $0.055 for the Measuring Year ending December 31, 2011, (3) $0.091 for the Measuring Year ending December 31, 2012, (4) $0.109 for the Measuring Year ending December 31, 2013, and (5) $0.137 for the Measuring Year ending December 31, 2014. Base Tier II EBTDA Per Share means: (1) $0.055 for the Measuring Year ending December 31, 2010, (2) $0.091 for the Measuring Year ending December 31, 2011, (3) $0.137 for the Measuring Year ending December 31, 2012, (4) $0.164 for the Measuring Year ending December 31, 2013, and (5) $0.191 for the Measuring Year ending December 31, 2014. EBTDA Per Share means (1) the net income after taxes (exclusive of any non-recurring or extraordinary items paid or accrued) of the Company and its consolidated subsidiaries (if any) in the applicable Measuring Year, plus (A) federal and state income taxes paid or accrued in such Measuring Year, (B) amounts paid or accrued in such Measuring Year in respect of depreciation of tangible assets, and (C) amounts paid or accrued in such Measuring Year in respect of amortization of intangible assets, including goodwill, all as set forth on the audited consolidated statements of income or operations of the Company and its consolidated subsidiaries (if any) in the applicable Measuring Year and as determined in accordance with GAAP by the Company’s independent accountants, divided by (2) the weighted average of the outstanding common stock, measured on a fully diluted basis.

On August 20, 2009, Anil Narang purchased options to purchase 1,166,667 (the “Narang EII Stock Options”) shares of EII common stock at an exercise price equal to $0.25 per share with respect to 583,334 options and $0.45 per share with respect to 583,333 options in exchange for a $10,000 principal amount promissory note from Mr. Narang, as compensation for services performed on behalf of EII in his capacity as President and Chief Operating Officer.

Under the merger agreement, the Narang EII Stock Options were converted into 5-year options to purchase an aggregate of 1,279,484 shares of our common stock at an exercise price equal to $0.228 per share with respect to 639,742 options (the “Narang Tier I Options”) and $0.41 per share with respect to 639,742 options (the “Narang Tier II Options”). The Narang Tier I Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier I EBTDA Per Share and the Narang Tier II Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier II EBTDA. The Narang Tier I and Tier II Options shall be deemed vested as of the date of grant.  Base Tier I EBTDA Per Share and EBTDA Per Share have the same meanings set forth above.

On December 31, 2009, the board of directors of EII granted Kellis Veach 5-year options to purchase 150,000 (the “Veach EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as Chief Financial Officer. The Veach EII Stock Options shall be exercisable as to 75,000 shares on December 31, 2010 and as to 75,000 shares on December 31, 2011.

On December 31, 2009, the board of directors of EII granted Ashok Narang 5-year options to purchase 150,000 (the “Ashok Narang EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as Vice President of Training Direct. The Ashok Narang EII Stock Options shall be exercisable as to 75,000 shares on December 31, 2010 and as to 75,000 shares on December 31, 2011.

Under the merger agreement, the Veach and Ashok Narang Stock Options were each converted into 5-year options to purchase an aggregate of 164,505 shares of Florham Common Stock with respect to Mr. Veach and 164,505 shares of Florham Common Stock with respect to Mr. Narang, each at an exercise price of $0.50. These options are exercisable as to 82,252 shares on December 31, 2010 and as to 82,253 shares on December 31, 2011.

On December 31, 2009, the board of directors of EII granted Howard Spindel 5-year options to purchase 100,000 (the “Spindel EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a director. The Spindel EII Stock Options vest in full on the date of grant.

On December 31, 2009, the board of directors of EII granted Dov Perlysky 5-year options to purchase 100,000 (the “Perlysky EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a director. The Perlysky EII Stock Options vest in full on the date of grant.

On December 31, 2009, the board of directors of EII granted David Cohen 5-year options to purchase 100,000 (the “Cohen EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a director. The Cohen EII Stock Options vest in full on the date of grant.

On December 31, 2009, the board of directors of EII granted Jonathan Turkel 5-year options to purchase 100,000 (the “Turkel EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a consultant. The Turkel EII Stock Options vest in full on the date of grant.

Under the Merger Agreement, the Spindel, Perlysky, Cohen and Turkel EII Stock Options were each converted into 5-year options to purchase an aggregate of (i) 109,670 shares of Florham Common Stock with respect to Mr. Spindel, (ii) 109,670 shares of Florham Common Stock with respect to Mr. Perlysky, (iii) 109,670 shares of Florham Common Stock with respect to Dr. Cohen, and (iv) 109,670 shares of Florham Common Stock with respect to Mr. Turkel, each at an exercise price of $0.50. Each of these options vest in full on the date of grant.

On December 31, 2009, the board of directors of Florham granted Leonard Katz a 5-year option to purchase an aggregate of 109,670 shares of Florham Common Stock at an exercise price of $0.50 in his capacity as a consultant. This option vests in full on the date of grant.

We believe that all of the offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION, SEE “CAUTIONARY   STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Overview

Florham Consulting Corp. ("Florham Consulting" or the "Company" or "we") was formed on February 9, 2005 as a Delaware corporation.  We have included elsewhere herein the financial statements of Florham Consulting Corp. and Subsidiaries as of December 31, 2009 and 2008 and for the years then ended. On December 31, 2009, Florham Consulting completed a reverse merger with Educational Investors, Inc.  (“EII”) whereby EII became the continuing operation and Florham Consulting discontinued its consulting operations.

EII was incorporated on July 20, 2009.  EII through its wholly-owned subsidiary, Valley Anesthesia, Inc. (“Valley”), purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. (“VAEP”) effective August 20, 2009. EII acquired the Membership Interest in Training Direct LLC (“Training Direct”) effective December 31, 2009.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Florham Consulting Corp. and Subsidiaries as of December 31, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included herein.

Florham Consulting Corp. was an Internet professional services firm.  We provided our clients with an integrated set of strategic, creative and technology-based consulting services that enable them to effect and maximize their internet business.  As described elsewhere herein, on December 31, 2009, the Company completed a reverse merger with EII in a transaction whereby EII became the continuing entity and the Company discontinued its consulting operations.  Accordingly, we had no continuing consulting operations at December 31, 2009.    Our current and future business is described in the following narrative.

EII was incorporated for the purpose of acquiring vocational, training and technical schools, with an initial emphasis on the health care and medical industries.  Through its Valley Anesthesia, Inc. subsidiary, EII provides comprehensive review and update courses and study materials that aid Student Registered Nurse Anesthetists (“SRNA”) and Graduate Registered Nurse Anesthetists (“GRNA”) in preparation for the National Certifying Exam (“NCE”) throughout the continental United States.  Through its Training Direct subsidiary, EII provides “distance learning” and “residential training” educational programs for students to become eligible for entry-level employment in a variety of fields and industries. The company strives to assist those who may not have realized their full potential in the workplace in finding a new career direction and progressing in learning skills necessary to reach their earning and personal development possibilities and goals. Training Direct maintains approvals from the Connecticut Commissioner of Higher Education, the Connecticut Department of Health Services and the National Health Career Association, and is an Eligible Training Provider under the Workforce Investment Act. Such approvals require that the company have a competent faculty, offer educationally sound and up to date courses and course materials, and be subject to inspections and approvals by outside examining committees.

Acquisitions

Effective August 20, 2009, Valley purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. for $3,838,215.  The purchase price included $2,000,000 cash, a promissory note at fair value of $1,702,883, the present value of an earnout of $79,990 and net liabilities assumed of $55,342. The purchase method of accounting was used for this transaction and the purchase price was allocated to the fair value of financial assets, liabilities, tradename/trademark/content, group and non-group registrations, website, review manuals and covenant not-to compete aggregating $3,654,658, and the excess of the purchase price over the fair value of the identifiable assets was realized as goodwill.

On December 16, 2009, EII entered into an Interest  Purchase Agreement ("TDI Agreement") with Training Direct LLC ("TDI") and its members and the Company pursuant to which EII acquired all outstanding membership interests, on a fully diluted basis, of TDI in exchange for (a) $200,000 cash, (b) shares of the Company's Common Stock having a deemed value of $600,000 (the "Acquisition Shares"), with such number of Acquisition Shares to be determined by dividing $600,000 by the "Discounted VWAP" (as defined below) for the twenty (20) "Trading Days" (as defined below) immediately following the consummation of the Reverse Merger and (c) shares of the Company's Common Stock having a deemed value of $300,000 (the "Escrow Shares"), with such number of Escrow Shares to be determined by dividing $300,000 by the Discounted VWAP for the twenty (20) Trading Days immediately following the consummation of the Reverse Merger. The Escrow Shares will be held in escrow and released therefrom as provided in the TDI Agreement. The closing of the TDI Agreement occurred on December 31, 2009. "Discounted VWAP" is defined in the TDI Agreement as seventy percent (70%) of the "VWAP" of the Company's Common Stock, but is in no event less than $0.40 per share. "VWAP" is defined in the TDI Agreement as a fraction, the numerator of which is the sum of the product of (i) the closing trading price for the Company's Common Stock on the applicable national securities exchange on each Trading Day of the twenty (20) Trading Days following the consummation of the Reverse Merger and (ii) the volume of the Company's  Common Stock on the applicable national securities exchange for each such day and the denominator of which is the total volume of the Company's Common Stock on the applicable national securities exchange during such twenty day period, each as reported by Bloomberg Reporting Service or other recognized market price reporting service. "Trading Day" is defined in the TDI Agreement as any day on which the New York Stock Exchange or other national securities exchange on which the Company's Common Stock trades is open for trading. The Discounted VWAP for the twenty Trading Days after the effective date of the Reverse Merger was $1.67.  Accordingly, an aggregate of 359,281 Acquisition Shares and 179,641 Escrow Shares have been issued.

Liquidity and Capital Resources

As of December 31, 2009, we had a deficit in working capital of approximately $164,000.  Included in working capital is deferred revenue of approximately $709,000, which will be earned during fiscal year 2010.

Net cash provided by operating activities was approximately $304,000, which is primarily for the period from the inception (July 20, 2009) of EII through December 31, 2009.

Net cash used in investing activities was primarily for the period from the inception of EII (July 20, 2009) through December 31, 2009 and was approximately $2,377,000.  This primarily related to the cash used for  purchase of certain assets of Valley Anesthesia Educational Programs, Inc. in the amount of $2,000,000, the acquisition of Training Direct in the amount of $200,000 and the purchase of fixed assets, the website for online testing and other assets in the approximate amount of approximately $101,000.

Net cash provided by financing activities was primarily related for the period from inception of EII (July 20, 2009) through December 31, 2009 was approximately $2,450,000.  This amount was from the net proceeds from the sale of common stock and options.

Although we expect that our available funds and funds generated from our operations will be sufficient to meet our anticipated needs for 12 months, we may need to obtain additional capital to continue to grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including the timing of our receipt of revenues.  Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance.  There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

Critical Accounting Policies and Estimates

Our financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.  Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions.  We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.  Estimates are used in accounting for, among other things, useful lives for depreciation and amortization, estimates of fair value when recording share based compensation, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and the related valuation allowances and contingencies, including going concern assessments.

Cash

The Company maintains cash and cash equivalents with financial institutions which may at times exceed federally insured limits.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Impairment of long-lived assets

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required.

Website – Online Testing

Purchased computer software is capitalized and amortized over its estimated useful life starting when it is placed in service.

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.  Adjustment to the deferred tax assets and liabilities balances are recognized in income as they occur.

 Revenue Recognition

            The Company derives its revenue substantially from fees and tuition charged for courses and manuals.  The fees are recognized as revenue at the time of the attendance at the course and when the manual is shipped to customers.  The Company recognizes revenue from the sale of study guides when the study guides are shipped to customers. Fees for courses and study guides are paid in advance and the Company refunds only a portion of the fee upon cancellation. Deferred revenue is recorded when course fees are received in advance of the time of the attendance at the course and when the manual and study guides are shipped. Deferred revenue is also recorded for undelivered course hours in excess of tuition billed.  Tuition billed to students is recognized as revenue, determined by the percentage of completion method. The Company does not accept returns of manuals and study guides.  Therefore, the principals of revenue recognition are considered and applied in the Company’s recognition of revenue.

Off-Balance Sheet Arrangements

The Company, through its bank, issued an irrevocable letter of credit to the State of Connecticut Department of Higher Education in the amount of $40,000, as required.  This letter of credit may not be extended beyond December 31, 2021. As collateral for the letter of credit, the Company purchased a Certificate of Deposit with the bank in the amount of $40,000 which is included in Other Assets in the accompanying financial statements.

The Company conducts its operations from leased facilities.

The Company does not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

The following table shows the results of our business.  All references to the results for the year ended December 31, 2009 include the results of operations of EII from July 20, 2009, the date of inception, and results of operations of VAI from August 20, 2009, the date of purchase of certain assets and operations of Valley Anesthesia Educational Programs, Inc., thorough December 31, 2009.  The results of Florham have been included as discontinued operations, as with the Reverse Merger, Florham discontinued its consulting operations and EII became the continuing operation.

Comparison of the Year Ended December 31, 2009 and 2008

		% of Revenue		% of Revenue
YEAR ENDED DECEMBER 31	2009	2009	2008	2008
CONTINUING OPERATIONS
NET REVENUE	$850,285	100%	$-	0%
COST OF REVENUE	221,155	26%	-	0%
SELLING AND ADMINISTRATIVE EXPENSES	377,590	44%	-	0%
ACQUISITION COSTS	393,015	46%	-	0%
STOCK BASED COMPENSATION	754,417	89%	-	0%
DEPRECIATION AND AMORTIZATION	140,490	17%	-	0%
TOTAL OPERATING EXPENSES	1,886,667	222%	-	0%
(LOSS) FROM OPERATIONS	(1,036,382)	-122%	-	0%
INTEREST EXPENSE	(37,867)	-4%	-	0%
INTEREST AND DIVIDEND INCOME	293	0%	-	0%
TOTAL OTHER EXPENSE	(37,574)	-4%	-	0%
(LOSS) FROM CONTINUING OPERATIONS		0%
BEFORE INCOME TAXES	(1,073,956)	-126%	-	0%
INCOME TAXES	-	0%	-	0%
(LOSS) FROM CONTINUING OPERATIONS	(1,073,956)	-126%	-	0%
(LOSS) FROM DISCONTINUED OPERATIONS	(22,129)	-3%	(16,256)	0%
NET (LOSS)	$(1,096,085)	-129%	$(16,256)	0%

Revenue.  Net revenue for the year ended December 31, 2009 was approximately $850,000, which was primarily the revenue of VAI. The Company conducted 3 courses during the period and fees for these courses accounted for approximately 41% of revenue.  Beginning in September, the Company began shipping the 2010 manuals and Memory Master study guides, which accounted for approximately 59% of revenue.

Cost of Revenue.  Cost of revenue was approximately $221,000, which included the cost of conference facilities at hotels (19%), the cost of printing and shipping manuals and study guides (55%) and other costs (26%).

Selling and Administrative Expenses.  Selling and administrative expenses were approximately $378,000, and include salaries, payroll taxes and benefits in the approximate amount of $260,000, professional fees of approximately $110,000 primarily related to costs of the Reverse Merger and other costs of approximately $8,000.

Acquisition Costs.  The Company incurred approximately $343,000 of costs related to the purchase of certain assets and assumption of certain liabilities of Valley Anesthesia Educational Programs, Inc. and approximately $50,000 of costs related to the acquisition of Training Direct.

Stock Based Compensation.  The Company recorded stock based compensation in the amount of approximately $755,000 primarily as the result of the Company granting 548,350 options to directors and consultants, which were exercisable as of December 31, 2009.  The fair value of the options was determined by the Black-Scholes option pricing model.  At December 31, 2009, there was approximately $460,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2 years.

Depreciation and Amortization.  Depreciation and amortization was approximately $140,000.  This amount is substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Interest expense. Interest expense in the amount of approximately $38,000 relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

 Net loss from continuing operations.  The Company incurred a net loss from continuing operations of approximately $1,074,000 for the year ended December 31, 2009.  The Company’s loss for the year ended December 31, 2008 has been restated as the result of the discontinued operations of the consulting operations of Florham Consulting.  The Company’s fiscal 2009 revenue less related cost of revenue and selling and administrative expenses resulted in income of approximately $252,000 prior to acquisition related costs of approximately $393,000, stock based compensation costs of approximately $755,000, depreciation and amortization attributable primarily to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. in the approximate amount of $140,000, and interest on notes issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. in the approximate amount of $37,000.  This resulted in a loss from continuing operations of approximately $1,074,000.

Income taxes. The Company’s current income tax expense related to Federal and state income taxes was approximately $19,000 and.   a deferred income tax benefit has been reflected in the amount of $19,000.   Due to the uncertainty of the Company’s ability to utilize net operating loss carryforwards in the future, the Company has provided a valuation allowance in the amount of approximately $454,000 on the deferred tax asset in the approximate amount of $473,000.

Discontinued operations.  The Company had losses of approximately $22,000 and $16,000 for the years ended December 31, 2009 and 2008, respectively, from its discontinued operations.  Consulting revenue for the years ended December 31, 2009 and 2008 were approximately $16,000 and $14,000, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

[logo]

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31,

	2009	2008
		(Restated)
ASSETS
Current Assets
Cash	$560,497	$-
Accounts receivable, net of allowance for uncollectable accounts of $12,688 and $0 as of December 31, 2009 and 2008, respectively	177,237	-
Inventory	43,836	-
Prepaid expenses	23,415	-
Assets of discontinued operations	17,782	43,378
	822,767	43,378

Fixed Assets
Furniture and equipment	96,797	-
Leasehold improvements	73,575	-
	170,372	-
Accumulated Depreciation	(5,394)	-
	164,978	-

Other Non-Current Assets
Tradename/Trademark/content/customer relationships/certification and other intangibles, net of $114,066 and $0 in accumulated amortization as of December 31, 2009 and 2008, respectively	3,994,935	-
Non-compete agreements, net of $25,595 and $0 in accumulated amortization as of December 31, 2009 and 2008, respectively	231,405	-
Deferred tax asset	19,245	-
Goodwill	323,296	-
Other	90,013	-
	4,658,894	-

	$5,646,639	$43,378

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term liabilities	$78,743	$-
Accounts payable	112,210	-
Accrued liabilities	68,371	-
Income taxes payable	19,245	-
Deferred revenue	708,562	-
Liabilities of discontinued operations	-	6,817
	987,131	6,817

Long-term Liabilities
Note payable	1,680,037	-
Capital lease obligations	31,870	-
Other	199,495	-
	1,911,402	-

	2,898,533	6,817

Shareholders' Equity
Preferred stock - 2,000,000 shares authorized, $0.0001 par value, 250,000 shares designated as Series A, issued and outstanding as of December 31, 2009, none as of December 31, 2008	25	-
Common stock - 10,000,000 shares, $0.0001 par value, authorized, 6,525,981 and 166,700 shares issued and outstanding as of December 31, 2009 and 2008, respectively	653	17
Additional paid In capital	3,918,945	91,683
Deficit	(1,151,224)	(55,139)
Notes receivable	(20,293)	-
	2,748,106	36,561

	$5,646,639	$43,378

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statements of Operations
Year Ended December 31,

	2009	2008
		(Restated)
Continuing Operations
Revenue, net	$850,285	$-

Operating Expenses
Cost of revenue	221,155	-
Selling and administrative expenses	377,590	-
Acquisition-related costs	393,015	-
Stock based compensation	754,417	-
Depreciation and amortization	140,490	-
	1,886,667	-

Loss from Operations	(1,036,382)	-

Other Income (Expense)
Interest income	293	-
Interest expense	(37,867)	-
	(37,574)	-

Loss from Continuing Operations Before Income Taxes	(1,073,956)	-

Income Taxes
Current	19,245	-
Deferred	(19,245)	-
	-	-

Loss from Continuing Operations	(1,073,956)	-

Loss from Discontinued Operations	(22,129)	(16,256)

Net Loss	$(1,096,085)	$(16,256)

Net Loss Per Common Share - basic and diluted:
Loss from continuing operations	$(0.46)	$ (-)
Loss from discontinued operations	(0.01)	(0.10)
	$(0.47)	$(0.10)

Weighted Average Number of Shares Outstanding - basic and diluted	2,353,001	166,700

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid In		Notes	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Receivable	Equity

Balance - December 31, 2007	-	$-	166,700	$17	925,000	$91,683	$(38,883)	$-	$52,817

Net Loss	-	-	-	-	-	-	(16,256)	-	(16,256)

Balance - December 31, 2008	-	-	166,700	17	925,000	91,683	(55,139)	-	36,561

Compensatory element from issuance of warrants	-	-	-	-	5,000	2,512	-		2,512

Proceeds from sale of common stock	-	-	16,666,667	16,667		2,483,333	-	-	2,500,000

Common stock options issued in exchange for notes receivable	-	-	-	-	-	20,000	-	(20,000)	-

Costs incurred in sale of common stock	-	-	-	-	-	(49,844)	-	-	(49,844)

Compensatory element of stock options and warrants	-	-	-	-	-	755,255	-	-	755,255

Interest on notes receivable	-	-	-	-	-	-	-	(293)	(293)

Shares issued for purchase of subsidiary	-	-	359,281	36	-	599,964	-	-	600,000

Effect of shares issued in reverse merger	250,000	25	(10,666,667)	(16,067)	-	16,042	-	-	-

Net Loss	-	-	-	-	-	-	(1,096,085)	-	(1,096,085)

Balance - December 31, 2009	250,000	$25	6,525,981	$653	930,000	$3,918,945	$(1,151,224)	$(20,293)	$2,748,106

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Year Ended December 31,

	2009	2008
		(Restated)
Cash Flows Provided by (Used In) Operating Activities
Net loss	$(1,096,085)	$(16,256)
Loss from discontinued operations	22,129	16,256
Loss from Continuing Operations	(1,073,956)	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140,490	-
Interest income added to note principal	(293)	-
Interest expense added to note principal	37,867	-
Deferred taxes	(19,245)	-
Compensatory element of stock options and warrants	757,767	-
(Increase) Decrease in:
Accounts Receivable	4,725	-
Inventory	(43,836)	-
Prepaid expenses	(23,415)	-
Increase (Decrease) in:
Accounts payable	(1,211)	-
Accrued expenses	47,625	-
Income taxes payable	19,245	-
Deferred revenue	458,540	-
Net cash provided by operations	304,303	-

Cash Flows Used In Investing Activities
Purchase of intangible assets	(2,018,734)	-
Purchase of non-compete agreements	(257,000)	-
Purchase of fixed assets	(13,298)	-
Online testing website development costs	(47,655)	-
Other Assets	(40,000)	-
Net cash used in investing activities	(2,376,687)	-

Cash Flows Provided By Financing Activities
Proceeds from sale of common stock	2,450,156	-

Net Increase In Cash	377,772	-

Cash Used In Discontinued Operating Activities	(13,072)	(17,208)

Discontinued Operations Cash Activity Included Above:
Add: Cash balance of discontinued operations, beginning of the year	34,853	52,061
Less: Cash balance of discontinued operations, end of the year	(9,056)	(34,853)

Cash Acquired	170,000	-

Cash and Cash Equivalents - end of period	$560,497	$-

Non-Cash Investing and Financing Activities
Acquisition of Tradename/Trademarks/Content/Other Intangible Assets and Goodwill, Net of Cash Payments	$2,488,185	$-
Note Payable Incurred	1,702,883	-
Other Long Term Liabilities Incurred	199,495	-
Issuance of Common Stock in Purchase of Subsidiary	600,000	-
Sale of Options to Officers for Interest Bearing Notes	20,000	-
Assumption of capital lease obligations	49,900

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1 -  ORGANIZATION AND NATURE OF BUSINESS

Florham Consulting Corp. (“Florham”) was formed on February 9, 2005, as a Delaware Corporation and has its corporate offices located in New York, NY. On December 31, 2009, Florham completed a reverse merger with Educational Investors, Inc. (“EII”). Under accounting principles generally accepted in the United States, the share exchange is considered to be an in substance capital transaction, as opposed to a business combination.  Accordingly, the share exchange is equivalent to the issuance of stock by Florham for the net monetary assets of EII, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, with no goodwill being recorded.  Under reverse takeover accounting, the post reverse acquisition fiscal 2009 historical financial statements of the legal acquirer, Florham, are those of the legal acquiree which is considered to be the accounting acquirer, EII.  Shares and per share amounts reported have been adjusted to reflect the recapitalization resulting from the reverse merger. Included in our financial statements are Florham’s consulting operations, which are shown as discontinued effectively as of January 1, 2008.

Educational Investors, Inc. was incorporated on July 20, 2009 in Delaware and has its corporate offices located in New York, NY.  The Company’s wholly-owned subsidiary, Valley Anesthesia, Inc. (“Valley”), was incorporated in Delaware and has its corporate offices located in New York, NY. EII’s wholly-owned subsidiary, Training Direct, LLC (“Training Direct”) was formed as a limited liability company in Connecticut on January 7, 2004 and has its corporate offices located in Bridgeport, CT.  The above entities are collectively referred to as Florham Consulting Corp. and Subsidiaries (collectively the “Company”).

Effective August 20, 2009, Valley purchased certain assets and assumed certain liabilities and operations of Valley Anesthesia Educational Programs, Inc. The Company through Valley provides comprehensive review and update courses and study materials to Student Registered Nurse Anesthetists in preparation for the National Certifying Exam throughout the continental United States.

Effective December 31, 2009, EII acquired all of the membership interest in Training Direct.  The Company through Training Direct, a state licensed vocational training school, provides “distance learning” and “residential training” educational programs for students to become eligible for entry-level employment in a variety of fields and industries.

2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies are in conformity with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Florham Consulting Corp. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

b. Cash and Cash Equivalents - The Company considers all short-term investments, with an original maturity of three months or less, to be cash equivalents.  Accounts at banking institutions may at times exceed federally insured limits.  As of December 31, 2009 and 2008, the Company had $331,818 and $0 over such limits, respectively.

c. Earnings Per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  For purposes of calculation basic earnings per share, awards of nonvested stock that are subject to the satisfaction of certain conditions are excluded from the weighted average number of common shares outstanding until all necessary conditions have been satisfied.  Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common equivalent shares outstanding, including non vested stock.

d. Revenue Recognition - The Company derives its revenue substantially from fees and tuition charged for courses and manuals.  The fees are recognized as revenue at the time of the attendance at the course and when the manual is shipped to customers.  The Company recognizes revenue from the sale of study guides when the study guides are shipped to customers. Fees for courses and study guides are paid in advance and the Company refunds only a portion of the fee upon cancellation. Deferred revenue is recorded when course fees are received in advance of the time of the attendance at the course and when the manual and study guides are shipped. Deferred revenue is also recorded for undelivered course hours in excess of tuition billed.  Tuition billed to students is recognized as revenue, determined by the percentage of completion method. The Company does not accept returns of manuals and study guides.

e. Cost of Revenue – Cost of revenue includes costs of printing and shipping of course materials, costs of facilities used for presentation of courses, preparation of course materials, and other operating costs.

f. Acquisition-Related Cost – Costs incurred in the formation of the Company and in the acquisition of operating assets and business operations are expensed as incurred.

g. Accounts Receivable – Accounts receivable are recorded net of an allowance for uncollectible amounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections as well as current conditions.  As of December 31, 2009, the Company recorded an allowance of $12,688.

h. Inventory - The Company generally does not maintain an inventory of manuals and study guides.  These materials are ordered from the printing company as customer orders are received.  Manuals received and not yet shipped are carried at cost computed on a first-in, first-out basis.

i. Fixed Assets - Fixed assets are carried at cost.  Depreciation of furniture and equipment is calculated using the straight line method over the estimated useful lives of the related assets ranging from three to seven years. Leasehold improvements are amortized using the straight line method over the term of the lease. Expenditures for repairs and maintenance are charged to expense as incurred.

j. Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.  Estimates are used in accounting for, among other things, useful lives for depreciation and amortization, recording fair value of share based compensation, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and the related valuation allowances and contingencies, including going concern assessments.

k. Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and deferred revenue which approximate fair value because of their short maturities.  The Company’s notes payable (or long-term debt) approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2009.

l. Goodwill - The Company has adopted Accounting Standards Codification (“ASC”) 350 which eliminated the amortization of goodwill and substituted an annual review of the asset for possible impairment, requiring the comparison of fair market value to carrying value.  Fair market value is estimated using the present value of expected future cash flows and other internally calculated measures.  The Company has completed the required testing of goodwill for impairment and has determined that none of its goodwill is impaired.

m. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required.  At December 31, 2009, the Company does not believe that any impairment has occurred.

n. Recently Issued Accounting Pronouncements - In September 2009, the Company implemented the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  All of the content included in the Codification is considered authoritative.  The Codification is not intended to amend GAAP, but codifies previous accounting literature.  The Company has changed the referencing of authoritative accounting literature to conform to the Codification.

The Company adopted ASC 855-10 “Subsequent Events”.  The Codification does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The ASC is effective for financial statements issued after June 15, 2009.  The adoption did not have a significant impact on the Company’s financial statements.

The Company adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”.  This ASU establishes a selling price hierarchy for determining the selling price of a deliverable, inclusive of an estimated selling price if neither vendor specific objective evidence nor third party evidence is available.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

o. Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.  Adjustment to the deferred tax assets and liabilities balances are recognized in income as they occur. The Company has determined that there are no uncertain tax positions pursuant to ASC 740 and does not expect this to change over the next twelve months.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision.

In addition to its Federal income tax return, the Company and its subsidiaries are obligated to file tax returns in various states.  All periods within the applicable jurisdictions’ statute of limitations remain open to government audit.

p. Stock Based Compensation - The Company recognizes the cost of directors, consultants and employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant over the requisite service period.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards.  Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 10.

q. Industry Segment Information - The Company has determined that it operates under one segment, and is not required to report on its operations by segment.

r. Research and Development – Valley and Training Direct have been developing on-line educational programs, including Valley’s on-line testing examination center.  In addition, Valley’s and Training Direct’s programs are continually updated to ensure that student’s are always current with the most updated practices and procedures.  Any major revisions to Training Direct’s curriculum are always reviewed by the Connecticut Department of Higher Education for final approval.  All Programs lead to certification from the National Health Career Association or Connecticut State Licensure.  To date, the costs of such research and development activities have been immaterial and are not borne by our customers.

3 - ACQUISITIONS

Effective August 20, 2009, the Company purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. for $3,838,215.  The purchase method of accounting was used for this transaction and the purchase price was allocated to the fair value of financial assets, liabilities, tradename/trademark/content, group and non-group registrations, website, review manuals, and covenants not-to compete aggregating $3,654,658, and the excess of the purchase price over the fair value of the identifiable assets was realized as goodwill.

The following table summarizes the consideration paid for the purchase of certain of the assets of Valley Anesthesia Educational Programs, Inc. and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$2,000,000
Fair value of note payable	1,702,883
Present value of earnout	79,990
Net liabilities assumed	55,342
$3,838,215

Acquisition-Related Costs Charged to Operations	$342,534

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Financial assets	$160,000
Identifiable intangible assets	3,710,000
Goodwill	183,557
Financial liabilities	(215,342)
Total net assets acquired	$3,838,215

Effective December 31, 2009, the Company purchased 100% of the membership interest in Training Direct, LLC for $919,505.  The purchase method of accounting was used for this transaction and the purchase price was allocated to the fair value of financial assets, liabilities, fixed assets, tradename/trademark, group registrations, certification, curriculum, and covenants not-to compete aggregating $779,766, and the excess of the purchase price over the fair value of the identifiable assets was realized as goodwill.

The following table summarizes the consideration paid for the membership interest in Training Direct, LLC and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$200,000
Fair value of common shares issued	600,000
Present value of earnout	119,505
$919,505

Acquisition-Related Costs Charged to Operations	$50,481

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$183,437
Fixed assets	154,867
Identifiable intangible assets	656,000
Goodwill	139,739
Financial liabilities	(214,538)
Total net assets acquired	$919,505

The following are the pro forma results of operations of Florham for the years ended December 31, 2009 and 2008 had the acquisitions described above been consummated at the beginning of each year.  These results include (i) amortization of $315,796 and $447,046 of the purchase price allocated to fair value of intangible assets acquired in fiscal 2009 and 2008, respectively and (ii) additional compensation of $131,250 and $210,000 in fiscal 2009 and 2008,respectively.

			Training
Year Ended December 31, 2009	Florham	Valley	Direct	Total

Revenue	$850,285	$923,903	$1,179,084	$2,953,272
Operating Expenses:
Cost of Revenue	(221,155)	(196,502)	(374,603)	(792,260)
Interest Expense - net	(37,574)	-	(1,029)	(38,603)
Other expenses	(1,665,512)	(707,251)	(717,260)	(3,090,023)
Income Tax (Benefit) Expense	-	-	-	-
Loss From Discontinued Operations	(22,129)	-	-	(22,129)
Net (Loss) Income	$(1,096,085)	$20,150	$86,192	$(989,743)

Year Ended December 31, 2008

Revenue	$-	$1,864,573	$833,679	$2,698,252
Operating Expenses:
Cost of Revenue	-	(467,280)	(268,965)	(736,245)
Interest Expense - net	-	-	-	-
Other expenses	-	(1,342,763)	(574,964)	(1,917,727)
Income Tax (Benefit) Expense	-	-	-	-
Loss From Discontinued Operations	(16,256)	-	-	(16,256)
Net (Loss) Income	$(16,256)	$54,530	$(10,250)	$28,024

4 – FIXED ASSETS

The Company’s fixed assets consist of the following at December 31:

	2009	2008
Furniture and equipment	$96,797	$-
Leasehold improvements	73,575	-
	170,372	-
Less: Accumulated depreciation	5,394	-
Fixed assets at net book value	$164,978	$-

Depreciation expense was $828 and $0 for the years ended December 31, 2009 and 2008, respectively.

5 - INTANGIBLES

The acquisition of certain assets of Valley Anesthesia Educational Programs, Inc. resulted in an excess of the purchase price over the fair value of the net assets acquired of $3,710,000, which consists of tradename/trademark/content in the amount of $2,100,000 being amortized over an estimated useful life of 17 years; review manuals in the amount of $630,000 being amortized over an estimated useful life of 4.5 years; group registrations in the amount of $630,000 being amortized over an estimated useful life of 15 years; non-group registrations in the amount of $20,000 being amortized over an estimated useful life of 2 years; the website in the amount of $80,000 being amortized over an estimated useful life of 3 years; and non-compete agreements in the amount of $250,000 being amortized over the term of the agreements from 2.3 to 4 years.

The acquisition of the membership interest of Training Direct, LLC resulted in an excess of the purchase price over the fair value of the net assets acquired of $656,000, which consist of curriculum in the amount of $383,000 being amortized over an estimated useful life of 12 years; certification in the amount of $100,000 being amortized over an estimated useful life of 15 years; tradename/trademark in the amount of $96,000 being amortized over an estimated useful life of 18 years; agency customer relationships in the amount of $70,000 being amortized over an estimated useful life of 14 years; and non-compete agreements in the amount of $7,000 being amortized over the term of the agreements of 3 years.

Total amortization expense was $139,661 and $0 for the years ended December 31, 2009 and 2008, respectively.

Amortization of intangibles that will be charged to operations in fiscal 2010, 2011, 2012, 2013, 2014, and thereafter is $470,232, $466,898, $417,057, $382,779, $237,779 and $2,111,933, respectively.

6 – NOTE PAYABLE

In connection with the acquisition of certain assets of Valley Anesthesia Educational Programs, Inc. Valley issued a note payable to Valley Anesthesia Educational Programs, Inc. in the principal amount of $2,000,000, bearing interest at 2.5% interest per annum, payable in monthly installments of $35,493 commencing August 20, 2010.  The note is secured by the assets transferred in the sale, including all additions and accessions thereto, as such is renewed and replenished.  The note was recorded at fair market value of $1,702,883 by discounting the payment stream of the note by a fair market rate of 9.354%.

Presented below are the balances and related expenses of the note at December 31, 2009:

Principal amount	$2,000,000
Discount	(297,117)
Interest payable	37,867
1,740,750
Current portion	60,713
$1,680,037

Interest and debt discount charged to operations was $37,867 in fiscal 2009.

The note payable matures as follows for the years ending December 31,

2010	$60,713
2011	324,506
2012	346,639
2013	370,282
2014	395,537
2015	243,073
$1,740,750

7 – EQUIPMENT LEASES PAYABLE

The Company is obligated under capitalized furniture and equipment leases.  The lease obligations are payable in monthly installment of $1,488 and $451, including imputed interest at 11.480% and 19.705%, expiring through September 2012.

Future annual payments of these obligations as of December 31, 2009 are as follows:
Year Ending December 31,

2010	$23,276
2011	22,328
2012	12,715
58,319

Less amount representing interest	8,419
49,900

Less current portion	18,030
$31,870

The leases provide for the purchase of the furniture and equipment at the end of their respective terms for a nominal amount.

8 – OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities is an obligation to the sellers of certain assets of Valley Anesthesia Educational Programs, Inc. to receive 40% of the future net revenues, as defined, from two new revenue sources for the three year periods ended December 31, 2012.  The present value of the net revenues the sellers are expected to receive is $79,990.

Also included in other long-term liabilities is an obligation to the selling members of Training Direct which provides for the issuance of 179,641 shares of the Company’s Common Stock having a deemed value of $300,000 (the “Escrow Shares”).  The Escrow Shares have been issued on March 3, 2010 and are being held in escrow and will be released therefrom subject to the Company achieving certain performance targets as set for in the Interest Purchase Agreement. The present value of the Escrow Shares the selling members are expected to receive is $119,505 as of the acquisition date.

9 – CREDIT LINE

Training Direct has a credit line facility with a financial institution, which provides for advances to be made for overdrafts of its checking account not to exceed $10,000.  Borrowings under the credit line bear interest at a rate of 15% per annum and are guaranteed by two officers.  The outstanding balance of the credit line at December 31, 2009 was $213.

10 – CAPITAL TRANSACTIONS

The Company is authorized to issue 2,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.  The Board of Directors has authorized 250,000 shares of Series A Preferred Stock each of which is automatically convertible into 49.11333 shares of common stock upon the Company’s filing of an amendment to its certificate of incorporation which increases the authorized shares of common stock to at least 50,000,000.  The Series A Preferred Stock is entitled to receive dividends, if declared by the Board of Directors, and to vote together with the common stock on an “as converted basis.”  The stated or liquidation value is $0.01 per share and has a preference over the common stock on liquidation or sale of the Company equal to the sum of the stated value per share and an amount equal to all unpaid dividends.  As of December 31, 2009, the Company had 250,000 shares of the Series A Preferred Stock issued and outstanding.

The Company is authorized to issue 10,000,000 shares of $0.0001 par value common stock.

 On June 28, 2006, the Company issued an aggregate of 101,000 shares of common stock and warrants to purchase 925,000 shares of common stock at $0.05 per share to its founders.  The holders of the warrants have cashless exercise rights.  These warrants were not exercisable prior to June 30, 2011 unless there is a “Change in Control” (as defined in the warrants) in the Company, in which event the warrants will be exercisable at any time after seventy (70) days following such Change in Control and until June 30, 2016.

On March 29, 2007 the Company completed a private placement of 65,700 shares of common stock at $1.00 per share.

On January 29, 2009, the Company issued a warrant to purchase 5,000 shares of common stock for $0.05 per share to a consultant for financial advisory services rendered from October 2008 through January 2009.

Effective August 20, 2009, EII issued 16,666,667 shares of its Common Stock, par value $.001 per share, and received proceeds in the amount of $2,450,156, net of costs of $49,844. In addition, the Company sold two stock options to two of its executives to purchase a total of 2,333,333 shares of common stock.  The exercise price for 1,166,668 options is  $0.25 and the exercise price for 1,166,666 options is $0.45.  The options become exercisable based upon the company achieving certain EBTDA measurements as defined in the Stock Option Agreements.  In addition, as consideration for the options to acquire the common stock, the executives have each issued notes payable to the Company in the principal amount of $10,000 bearing interest at an annual compounded rate of 4%, due and payable August 20, 2014.  The excess of the fair value of the options sold over the notes of $8,000 was charged to operations as compensation.  The fair value of the options was determined by the Black-Scholes option pricing model using the following assumptions; forfeiture rate 0%, risk free interest rate 2.5%, volatility 25%, expected life 5-7 years, and dividend rate 0%.

On December 16, 2009, the Company executed an agreement and plan of merger (the "Merger Agreement")  among the Company, EII Acquisition Corp. (a newly formed acquisition subsidiary of the Company (“Mergerco”), Educational  Investors,  Inc. ("EII") and its securityholders, Sanjo Squared, LLC, Kinder Investments,  LP, Joseph Bianco and Anil Narang (collectively, the "EII Securityholders") pursuant to which the Mergerco would be merged with and into EII,  with EII as the surviving corporation of the merger (the “Reverse Merger”), as a result of which EII will become a wholly-owned subsidiary of the Company.  Under the terms of the Merger Agreement, the EII Securityholders received (i) an aggregate of 6,000,000 shares of the  Company's  Common  Stock,  (ii) options  to acquire  2,558,968 additional shares of the Company's Common Stock, fifty percent  (50%) of which have an initial  exercise price of $0.45  per  share  and fifty  percent  (50%) of which  have an  initial exercise  price of $0.25 per share, subject to certain performance  targets set forth in the Merger Agreement,  and (iii) 250,000 shares of the Company's  Series A Preferred Stock,  with each share of the Company's Series A Preferred Stock  automatically convertible  into 49.11333 shares of the Company's  Common Stock upon the filing by the  Company  of an  amendment  to its  certificate  of  incorporation  which increases  the  authorized  shares  of the  Company's  Common  Stock to at least 50,000,000.  On December 31, 2009 the Reverse Merger was consummated.

In addition to the Merger Agreement, on December 16, 2009, EII entered into an Interest  Purchase Agreement ("TD Agreement") with Training Direct LLC ("TD") and its members and the Company  pursuant to which EII acquired all  outstanding  membership interests,  on a fully diluted basis, of TD in exchange for (a) $200,000 cash, (b) shares of the Company's  Common Stock having a deemed value of $600,000 (the "Acquisition  Shares"), and (c) shares of the Company's  Common Stock having a deemed value of $300,000 (the "Escrow Shares") as defined in the TD Agreement.  The acquisition became effective December 31, 2009, and the Company issued 359,281 Acquisition Shares and 179,641 Escrow Shares to the selling members on March 3, 2010. The Escrow Shares will be held in escrow and released therefrom as provided in the TD Agreement.

On December 24, 2009 the Company adopted the 2009 Stock Incentive Plan to provide the Company with a means to assist in recruiting, retaining and rewarding certain employees, directors and consultants and to motivate such individuals to exert their best efforts on behalf of the Company by providing incentives through the granting of Awards.  After giving effect to the Reverse Merger, on December 31, 2009 the Company granted 877,360 options to certain members of management, the directors and consultants.  The options are exercisable at a price of $.50 per share.  548,350 of the options are currently exercisable and 329,010 of the options vest over a two year period from date of grant, and options not exercised expire 5 years from date of grant. The  fair value of the options  of $746,417 was charged to operations as compensation.  The fair value of the options was determined by the Black-Scholes option pricing model using the following assumptions; forfeiture rate 0%, risk free interest rate 1.63%, volatility 172.48%, expected life 2.5-3.25 years, and dividend rate 0%.  At December 31, 2009, there was $459,686 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2 years.  There are 622,640 options under the plan available for future grants.

11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Bridgeport, CT facility under a lease that expires October 8, 2019, with an option to review for an additional five years.  Terms of the lease require minimum monthly payments of $5,850 plus annual increases of three percent or the CPI annual increase, if greater. The Company must pay for repairs, maintenance and insurance under this lease.

The Company also rents office space from one of its officers under a lease expiring August 20, 2010.  The Company pays $725 per month under the lease.  The Company also reimburses another officer $2,992 per month for rent of office space on a month-to-month basis.

The minimum annual payments under lease obligations are as follows for the years ending December 31:
2010	$76,246
2011	72,848
2012	75,034
2013	77,285
2014	79,603
Thereafter	411,717
Total	$792,733

Rent expense for the years ended December 31, 2009 and 2008 was $15,655 and $0, respectively.

Commitment for Conference Facilities

Certain of the Company’s courses are presented in conference facilities located in hotels in various cities throughout the continental United States.  The Company enters into contracts with the various hotels well in advance of these upcoming courses.  These contracts provide, among other matters, that the Company guarantee a stated minimum number of attendees and/or guest rooms, and may hold the Company to stated percentages of the amounts in the event of course cancellation.

Employment and Consulting Agreements

The Company and its subsidiaries have entered into various employment contracts with its executives and an agreement with a consultant.  In addition to base compensation, the contracts provide for compensation adjustments, as described in the agreements, plus stock options (Note 10).  The total base compensation commitment of the contracts is as follows for the years ending December 31:

2010	$623,397
2011	345,000
2012	345,000

Off Balance Sheet Arrangement

The Company, through its bank, issued an irrevocable letter of credit in the amount of $40,000, as required by the State of Connecticut Department of Higher Education.  This letter of credit may not be extended beyond December 31, 2021. As collateral for the letter of credit, the Company purchased a Certificate of Deposit with the bank in the amount of $40,000, which is included in Other Assets.

12 – LOSS PER SHARE

The following table presents a reconciliation of the denominators used in the loss per share calculations.

	2009	2008

Weighted average common shares	2,353,001	166,700
Potentially dilutive common equivalent shares:
Conversion of preferred stock	-	-
Exercise of warrants	-	-
Vested stock options	-	-
Nonvested stock options	-	-
Escrow shares issued in purchase of subsidiary	-	-
Weighted average common shares and potentially dilutive common equivalent shares	2,353,001	166,700

For the years ended December 31, 2009 and 2008, the conversion of preferred stock, exercise of warrants, stock options, and escrow shares issued in purchase of subsidiary were excluded in the computations of the Company’s diluted loss per share because the Company reported net losses from continuing operations. Shares excluded were as follows:

	2009	2008

Conversion of preferred stock	12,278,333	-
Exercise of warrants	930,000	925,000
Vested stock options	548,350	-
Nonvested stock options	2,887,978	-
Escrow shares issued in purchase of subsidiary	179,641	-

The following table represents the unaudited pro forma effect on earnings per share for the dilution resulting from the conversion of the Series A Preferred Stock.  These preferred shares were issued because the Company did not have sufficient authorized and unissued common shares to issue to the former EII stockholders on the date of the merger.  Upon the change in the number of the Company’s authorized common shares, 12,278,333 common shares will be issued in exchange for the Series A Preferred Shares.

	2009		2008
	Historical	Pro Forma	Historical	Pro Forma
		(Unaudited)		(Unaudited)
Net Loss Per Common Share
Loss from Continuing Operations	$(0.46)	$(0.14)	$-	$-
Loss from Discontinued Operations	(0.01)	-	(0.10)	(0.10)
Net Loss	$(0.47)	$(0.14)	$(0.10)	$(0.10)

Weighted Average Number of Common Shares Outstanding	2,353,001	7,869,841	166,700	166,700

13 – INCOME TAXES

The provision for income taxes consists of the following:

	2009	2008
Current:
Federal	$10,000	-
State	9,245	-
Total current	19,245	-
Deferred:
Federal	(10,000)	-
State	(9,245)	-
Total deferred	(19,245)	-
Total provision for income taxes	$-	-

Net deferred tax assets (liabilities) would have included the following components:

	Temporary	Deferred Tax Asset (Liability)
	Difference	Federal	State	Total

For the year ended December 31, 2009
Accumulated depreciation and amortization	$37,022	$11,455	$3,332	$14,787
Stock based compensation	754,417	233,417	67,898	301,315
Acquisition-related costs	393,015	121,599	35,371	156,970
Valuation allowance	-	(356,471)	(97,356)	(453,827)
	$1,184,454	$10,000	$9,245	$19,245

There were no temporary differences giving rise to any deferred tax asset or liability at December 31, 2008.

The following it a reconciliation of income taxes computed at the U. S. Federal income tax rate to the actual effective income tax provision:

	% of Pre-Tax Income
	For the Year Ended
	December 31, 2009	December 31, 2008
Statutory Federal income tax rate	(34.0)%	(34.0)%
Non-deductible costs	(2.3)%	0.0%
State income taxes, net of Federal tax benefit	0.6%	0.0%
Tax valuation allowance	35.7%	22.2%
Other, net	0.0%	11.8%
	0.0%	0.0%

14 – DISCONTINUED OPERATIONS

On December 31, 2009, Florham completed a reverse merger with EII whereby EII became the continuing operation and Florham discontinued its consulting operations.  The results of operations of Florham have been removed from the results of continuing operations for the periods presented.  The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.

Details of balance sheet items for Florham’s consulting business as at December 31 2009 and 2008 are summarized below:

	2009	2008

Cash	$9,057	$34,853
Accounts receivable	8,725	8,525
Total assets	$17,782	$43,378
Accrued expenses	$-	$6,617
Customer deposits	-	200
Total Liabilities	$-	$6,817

The operating results of Florham’s consulting operations classified as discontinued operations are summarized below:
	For the Year Ended December 31,
	2009	2008
Consulting revenues	$16,252	$14,025
Loss before taxes	(22,129)	(16,256)
Income tax provision	-	-
Loss from discontinued operation	$(22,129)	$(16,256)

15 – SUBSEQUENT EVENTS

Subsequent events have been evaluated for disclosure and recognition through the time of filing our annual report on Form 10-K.

 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our independent registered public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting, no matter how well designed, has inherent limitations.  Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2009, the Company’s internal control over accounts receivable and assessment of allowances for doubtful accounts was not effective.

Upon identification of the weakness in measuring and assessing accounts receivable, management has evaluated remedial measures consisting principally of upgrading of automated systems and procedures.

Although this material weakness over preparation of the financial statements and related disclosures existed at year end, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition as of December 31, 2009 and 2008, and our results from operations for the years then ended, in conformity with GAAP.

While appropriate steps to remediate the material weakness described above are being evaluated, additional measures may be required. The effectiveness of our internal controls following our remediation efforts will not be known until we further test those controls in connection with management’s tests of internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Such report is not required by the Company’s registered public accounting firm.

(b) Changes in internal controls. During the year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the year ended December 31, 2009. We believe that internal control over financial reporting is effective.  We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

                     The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this report:

Name	Age	Position
Joseph J. Bianco	59	Chief Executive Officer and Chairman of the Board
Anil Narang	46	President, Chief Operating Officer and Director
Kellis Veach	67	Chief Financial Officer and Secretary
Dov Perlysky	47	Director
Howard Spindel	64	Director
David Cohen	71	Director

       Joseph J. Bianco purchased Lotus Performance Cars, Inc. in 1982, which he subsequently sold to General Motors in 1987. In 1990, Mr. Bianco co-founded and became Chief Executive Officer of Alliance Entertainment Corporation. In 1996, Mr. Bianco and his partner sold control of NYSE-Listed Alliance, then the leading independent distributor of CD music in the world, and resumed his private investing activities. In 1998, an investor group led by Mr. Bianco bought the first of several magazine distributors that were consolidated into the Interlink Companies, of which Mr. Bianco was Chairman. Interlink, a leading distributor of magazines to booksellers and other retailers was sold in 2001 to the Source-Interlink Companies. From 1997 to 2000, Mr. Bianco was also Chairman of Cognitive Arts, Inc., a leading creator of educational software, which was purchased from Northwestern University. From 2003 to 2004, he served on the board of directors of Whitewing Environmental, Inc. Mr. Bianco also serves on the Board of several other private corporations as well as two non-profit organizations.  Mr. Bianco graduated from Yale Law School in 1975, where he was an editor of the Yale Law Journal. He became Associate Dean at Cardozo School of Law at Yeshiva University and is the author of two books and various articles.

Anil Narang co-founded and became President of Alliance Entertainment Corporation in 1990. In 1996, Mr. Narang and his partner sold control of NYSE-Listed Alliance, then the leading independent distributor of CD music in the world. In 1998, an investor group including Mr. Narang bought the first of several magazine distributors that were consolidated into the Interlink Companies. Interlink, a leading distributor of magazines to booksellers and other retailers was sold in 2001 to the Source-Interlink Companies. From 1997 to 2000, Mr. Narang was Vice Chairman of Cognitive Arts, Inc., a leading creator of educational software, which was purchased from Northwestern University. In 2003, Mr. Narang co-founded and became Co-CEO of Sheridan Square Entertainment, which was one of the largest independent record labels in the United States. He and his partners sold Sheridan to BTP Acquisition Corp in 2007 in a private transaction. Mr. Narang holds a Bachelor of Arts degree in economics from Colgate University, and an MBA in Finance from New York University.

Kellis Veach joined EII as Chief Financial Officer and Secretary-Treasurer in July 2009.  From 2008 to 2009, Mr. Veach was Chief Financial Officer of STB TeleMedia, Inc. From 2003 to 2008, Mr. Veach served as Vice-President of Sheridan Square Entertainment, Inc., and as Chief Financial Officer of its distribution subsidiary. Mr. Veach was a director of Woozyfly, Inc. from January to May, 2009. Mr. Veach graduated from Indiana University with a Bachelor of Science in Business.

Dov Perlysky has served as the Managing Member of Nesher LLC, a financial management company, from 2000 to the present. From 1999 to the present, he has served as a director of Engex, Inc., a closed-end mutual fund. From 2004 to the present, Mr. Perlysky has been a director of Pharma-Bio Serv, Inc., a public company providing pharmaceutical validation services. From 2007 to the present, he has served as a director of Highlands State Bank, a community bank. Mr. Perlysky earned a Bachelor of Science degree in Mathematics and Computer Science from the University of Illinois in 1985, and a Master’s of Management degree from Northwestern University, J.L. Kellogg Graduate School of Management, in 1991.

       Howard Spindel is a Senior Managing Director of Integrated Management Solutions, a consulting organization that renders services to the financial services community since 1985. During 2005, he co-founded Integrated Investment Solutions LLC, an affiliated hedge fund administrator. He currently serves as the Financial and Operations Principal, Registered Options Principal or General Securities Principal of over two dozen Financial Industry Regulatory Authority (FINRA) members. Mr. Spindel currently serves on the Board of Directors of the Financial Management Society of the Securities Industry and Financial Markets Association (SIFMA), on SIFMA’s Capital Committee, on FINRA’s Small Firms Advisory Board and as chair of the Audit Committee of the Boards of Directors of two publicly-held companies, Engex, Inc. and Pharma-Bio Serv.  In 1982, Mr. Spindel was an operations partner of Greenfield Partners, a New York Stock Exchange (NYSE) member firm. In 1980, he became a financial and operations partner at S.B. Lewis & Company, a NYSE member firm specializing in arbitrage and mergers and acquisitions. In 1977, Mr. Spindel served as comptroller of Wm. D. Mayer & Co., another NYSE member firm specializing in options trading. In 1975, Mr. Spindel became associated with the NYSE as manager of the Capital and Operational Standards Section of its Regulation and Surveillance Group. In 1974, he was with Coopers & Lybrand as an audit supervisor. In 1968, Mr. Spindel began his career in the Technical Research and Review Department and on the audit staff of Oppenheim, Appel, Dixon & Co. He earned a Bachelor of Science degree in Accounting from Hunter College of the City University of New York in 1968.  In 1971, Mr. Spindel became a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

       David Cohen, Ph.D, after 20 years as an academic research scientist, served as Provost at Northwestern University in the early 1990s and moved to Columbia University in 1995 to serve as Vice President and Dean of the Faculty for Arts and Sciences until 2003 and as Professor of Biological Sciences and Professor of Neuroscience in Psychiatry until 2008. He is currently Vice President and Dean of the Faculty Emeritus for Arts and Sciences at Columbia and Professor Emeritus of Neuroscience in Psychiatry and Alan H. Kempner Professor Emeritus of Biological Sciences at Columbia. Dr. Cohen has served on the board of directors of Zenith Electronics, KLi Corporation, Thuris Corporation, Learning Sciences Corporation, and Eduventures, Inc., as well as in an advisory capacity to Knowledge Investment Partners and Identity Theft 911. In addition, Dr. Cohen has served on the board of directors or trustees for various not-for-profit organizations, including the Columbia University Press, the Research Libraries Group, Trevor Day School, The Grass Foundation, Argonne National Laboratory, and the Fermi National Accelerator Laboratory. He has served as a consultant for the National Institutes of Health, the National Science Foundation, the Department of Defense, and the National Academy of Sciences His major elected offices include President of the Society for Neuroscience and Chairman of the Association of American Medical Colleges. Beginning in 2009, Dr. Cohen began serving as Provost of the University of the People, a recently launched on-line, not-for-profit global university He earned a Bachelor of Arts degree from Harvard University in 1960 and a Ph.D. from the University of California, Berkeley, in 1963.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

              Timothy Sauvage, President of Valley, co-founded Valley Anesthesia Educational Programs, Inc. in 1993 and became President of Valley Anesthesia, Inc. in August 20, 2009 with the sale of assets to Valley Anesthesia, Inc. Mr. Sauvage is Chief Nurse Anesthetist at the Central Iowa Health Care System in Des Moines, Iowa. Mr. Sauvage has been in the nurse anesthesia education market for 21 years. He formerly served as Director of Veterans Affairs-Drake University Anesthesia Clinical Specialization. Mr. Sauvage’s areas of responsibility include teaching at each of Valley’s courses, assisting with updating the course manual and MemoryMasterTM, and providing overall guidance and direction for the company. Mr. Sauvage graduated from Murray State University with a Bachelor of Science in Nursing. He obtained a Master of Science in Clinical Anesthesia from the Minneapolis School of Anesthesia and has done post graduate work at Iowa State University in Ames, Iowa.

       Barbara Paradise, Vice President of Valley, whose husband was a co-founder of Valley Anesthesia Educational Programs, Inc., served as Vice President of Valley Anesthesia Educational Programs, Inc. since 2001, and became Vice President of Valley Anesthesia, Inc. in August 2008 with the sale of assets to Valley Anesthesia, Inc. Ms Paradise contributes to the overall vision of the company, and her responsibilities include overseeing the office operations, preparing marketing materials, coordinating production/printing of the course manual and MemoryMasterTM, order processing, and customer service.  Ms. Paradise graduated from University of Wisconsin – Stout with a degree in Home Economics and has done some graduate work at the University of Minnesota.

Joseph Monaco, President of Training Direct, has been involved in proprietary education since 1980. Over the past 30 years, he has held positions as President, Chief Operating Officer, Chief Financial Officer, and Licensed School Director, for more than 8 post-secondary institutions. He has served on multiple State Association Boards of Directors, and has been active with multiple Federal Accrediting Bureaus. Mr. Monaco has worked closely with the State Education Department, Officials, and State Agencies supporting Vocational Training and other Federal and State Higher Education Organizations. Mr. Monaco attended Fairfield University, Fairfield CT and has received various recognition and achievement awards for his service to the Vocational – Proprietary School sector.

Ashok Narang, Vice President of Training Direct, joined Training Direct as Vice President and Director in the Spring of 2004. Mr. Narang has a Bachelor of Arts in Political Science from Syracuse University, a Master of Science Degree in Education from the University of Bridgeport and a 6th Year Professional Diploma for Advanced Study in Educational Management and Administration, also from the University of Bridgeport.

Board of Directors

All directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

Role of the Board of Directors

Pursuant to Delaware law, our business, property and affairs are managed under the direction of the Company’s board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of the Company, but is not involved in day-to-day operations. Members of the board keep informed of the Company’s business by participating in board meetings, by reviewing analyses and reports sent to them regularly, and through discussions with its executive officers.

Board Committees

We have not established an audit committee, compensation committee, nominating committee or other committee of our board of directors. However, we intend to establish an audit committee, compensation committee, nominating committee or other committee of our board of directors which complies with the independence and other rules of the NYSE Amex Stock Exchange.

Advisory Board

We do not currently have an advisory board.

Compensation of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board. Non-employee directors are not paid any annual cash fee. In addition, directors are entitled to receive options under our stock option plan. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the NYSE Amex Stock Exchange.  The board of directors also will consult with counsel to ensure that the board of directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of future audit committee members.  The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Currently we do not satisfy the “independent director” requirements of the NYSE Amex Stock Exchange, which requires that a majority of a company’s directors be independent.  Our board of directors intends to appoint additional members, each of whom will satisfy such independence requirements.

Family Relationships

Anil Narang, our President, Chief Operating Officer and Director, and Ashok Narang, the Vice President and Director of Training Direct, are brothers. Except as set forth in the precedent sentence, there are no family relationships among directors and executive officers.

Involvement in Certain Legal Proceedings.

None of our officers or directors have, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and shareholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to us for the year ended December 31, 2009, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% shareholders were filed on a timely basis.

Code of Ethics

As of the date of this prospectus, we have not adopted a Code of Ethics applicable to all of our employees, officers and directors, wherever they are located and whether they work for the Company on a full or part-time basis.  The Company intends to adopt a Code of Ethics in the near future so that it complies with the NYSE Amex rules and regulations. The Code will provide rules and procedures to help the Company’s employees, officers and directors recognize and respond to situations that present ethical issues.   Compliance with this code will be mandatory and those who violate the standards in this Code will be subject to disciplinary action.

Item 11.   Executive Compensation.

The following table sets forth certain information concerning the compensation of the chief executive officer and certain of other executive officers of the Company whose aggregate cash compensation exceeded $100,000 (other than the chief executive officer) for each of the last two fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph J. Bianco, CEO and Chairman	2009	$26,250	$-0-	$-0-	$4,000	$-0-	$-0-	$-0-	$30,250
	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
David Stahler (1)	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1) Prior to the reverse merger, no compensation was paid to David Stahler for his services as our former President, Chief Financial Officer and Secretary. In addition, Mr. Stahler did not receive any other compensation, whether in the form of stock awards, stock options, or otherwise. Prior to the reverse merger, no compensation was paid to David Stahler for his services as our former sole director.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph J. Bianco, CEO and Chairman	-0-	639,742	-0-	$0.228	12/31/14	-0-	$-0-	-0-	$-0-
	-0-	639,742	-0-	$0.41	12/31/14	-0-	$-0-	-0-	$-0-
Anil Narang, President, COO and Director	-0-	639,742	-0-	$0.228	12/31/14	-0-	$-0-	-0-	$-0-
	-0-	639,742	-0-	$0.41	12/31/14	-0-	$-0-	-0-	$-0-
Kellis Veach, CFO	-0-	164,505	-0-	$0.50	12/31/14	-0-	$-0-	-0-	$-0-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the year end December 31, 2009. Joseph J. Bianco, our CEO and Chairman, is included in the Summary Compensation Table.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Dov Perlysky	$-0-	$-0-	$149,283	$-0-	-0-	$-0-	$149,283
David Cohen	$-0-	$-0-	$149,283	$-0-	-0-	$-0-	$149,283
Howard Spindel	$-0-	$-0-	$149,283	$-0-	-0-	$-0-	$149,283
Anil Narang	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

Stock Incentive Plan

We had no stock incentive plans as of the fiscal year ended December 31, 2008.

On December 23, 2009, our board of directors and holders of a majority of our issued and outstanding shares of common stock have consented in writing to approve our 2009 Stock Incentive Plan for key employees, directors, consultants and others providing services to us, pursuant to which up to 1,500,000 shares of common stock shall be authorized for issuance thereunder. Kinder Investments, L.P. and Sanjo Squared, LLC, each affiliates of the Company, propose to enter into a new written shareholder consent authorizing each of the name change, the share capital increase and the 2009 Stock Incentive Plan.  The following paragraphs describe the principal terms of the 2009 Plan.

Purpose. The purpose of the 2009 Plan is to provide the Company with a means to assist in recruiting, retaining and rewarding certain employees, directors and consultants and to motivate such individuals to exert their best efforts on behalf of the Company by providing incentives through the granting of awards. By granting awards to such individuals, the Company expects that the interests of the recipients will be better aligned with the interests of the Company.

Stock Subject to the 2009 Plan. Currently a total of 1,500,000 shares of Common Stock may be issued under the 2009 Plan, subject to adjustments. The Company may use shares held in treasury in lieu of authorized but unissued shares. If any award expires or terminates, the shares subject to such award shall again be available for purposes of the 2009 Plan. Any shares used by the participant as payment to satisfy a purchase price related to an award, and any shares withheld by the Company to satisfy an applicable tax-withholding obligation, shall again be available for purposes of the 2009 Plan.

Administration of the 2009 Plan. The 2009 Plan is administered by the board of directors. The board of directors has sole discretion over determining individuals eligible to participate in the 2009 Plan and the time or times at which awards will be granted and the number of shares, if applicable, which will be granted under an award. Subject to certain limitations, the board of directors’ power and authority includes, but is not limited to, the ability to interpret the 2009 Plan, to establish rules and regulations for carrying out the 2009 Plan and to amend or rescind any rules previously established, to determine the terms and provisions of the award agreements and to make all other determinations necessary or advisable for the administration of the 2009 Plan.

Eligible Persons. Any employee or director, as well as consultant to the Company, who is selected by the board of directors is eligible to receive awards. The board of directors will consider such factors as it deems pertinent in selecting participants and in determining the type and amount of their respective awards, provided that incentive stock options may only be granted to employees.

Grant of Awards. The types of awards that may be granted under the 2009 Plan are stock options (either incentive stock options or non-qualified stock options), stock appreciation rights, performance-based awards, as well as other stock-based awards and cash-based awards. Awards are evidenced by an agreement and an award recipient has no rights as a stockholder with respect to any securities covered by an award until the date the recipient becomes a holder of record of the Common Stock.

On the date of the grant, the exercise price must equal at least 100% of the fair market value in the case of incentive stock options, or 110% of the fair market value with respect to optionees who own at least 10% of the total combined voting power of all classes of stock. The fair market value is determined by computing the arithmetic mean of the high and low stock prices on a given determination date. The exercise price on the date of grant is determined by the board of directors in the case of non-qualified stock options.

Stock appreciation rights granted under the 2009 Plan are subject to the same terms and restrictions as the option grants and may be granted independent of, or in connection with, the grant of options. The board of directors determines the exercise price of stock appreciation rights. A stock appreciation right granted independent of an option entitles the participant to payment in an amount equal to the excess of the fair market value of a share of the Common Stock on the exercise date over the exercise price per share, times the number of stock appreciation rights exercised. A stock appreciation right granted in connection with an option entitles the participant to surrender an unexercised option and to receive in exchange an amount equal to the excess of the fair market value of a share of the Common Stock over the exercise price per share for the option, times the number of shares covered by the option which is surrendered. Fair market value is determined in the same manner as it is determined for options.

The board of directors may also grant awards of stock, restricted stock and other awards valued in whole or in part by reference to the fair market value of the Common Stock. These stock-based awards, in the discretion of the board of directors, may be, among other things, subject to completion of a specified period of service, the occurrence of an event or the attainment of performance objectives. Additionally, the board of directors may grant awards of cash, in values to be determined by the board of directors. If any awards are in excess of $1,000,000 such that Section 162(m) of the Internal Revenue Code applies, the board may, in its discretion, alter its compensation practices to ensure that compensation deductions are permitted.

Awards granted under the 2009 Plan are generally not transferable by the participant except by will or the laws of descent and distribution, and each award is exercisable, during the lifetime of the participant, only by the participant or his or her guardian or legal representative, unless permitted by the committee.

Awards Granted.  As of December 31, 2009, the Company has granted the following options under the 2009 Plan:

On December 31, 2009, the board of directors of EII granted Kellis Veach 5-year options to purchase 150,000 (the “Veach EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as Chief Financial Officer. The Veach EII Stock Options shall be exercisable as to 75,000 shares on December 31, 2010 and as to 75,000 shares on December 31, 2011.

On December 31, 2009, the board of directors of EII granted Ashok Narang 5-year options to purchase 150,000 (the “Ashok Narang EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as Vice President of Training Direct. The Ashok Narang EII Stock Options shall be exercisable as to 75,000 shares on December 31, 2010 and as to 75,000 shares on December 31, 2011.

Under the Merger Agreement, the Veach and Ashok Narang Stock Options were each converted into 5-year options to purchase an aggregate of 164,505 shares of Florham Common Stock with respect to Mr. Veach and 164,505 shares of Florham Common Stock with respect to Mr. Narang, each at an exercise price of $0.50. These options are exercisable as to 82,252 shares on December 31, 2010 and as to 82,253 shares on December 31, 2011.

On December 31, 2009, the board of directors of EII granted Howard Spindel 5-year options to purchase 100,000 (the “Spindel EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a director.  The Spindel EII Stock Options vest in full on the date of grant.

On December 31, 2009, the board of directors of EII granted Dov Perlysky 5-year options to purchase 100,000 (the “Perlysky EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a director. The Perlysky EII Stock Options vest in full on the date of grant.

On December 31, 2009, the board of directors of EII granted David Cohen 5-year options to purchase 100,000 (the “Cohen EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a director. The Cohen EII Stock Options vest in full on the date of grant.

On December 31, 2009, the board of directors of EII granted Jonathan Turkel 5-year options to purchase 100,000 (the “Turkel EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a consultant. The Turkel EII Stock Options vest in full on the date of grant.

Under the Merger Agreement, the Spindel, Perlysky, Cohen and Turkel EII Stock Options were each converted into 5-year options to purchase an aggregate of (i) 109,670 shares of Florham Common Stock with respect to Mr. Spindel, (ii) 109,670 shares of Florham Common Stock with respect to Mr. Perlysky, (iii) 109,670 shares of Florham Common Stock with respect to Dr. Cohen, and (iv) 109,670 shares of Florham Common Stock with respect to Mr. Turkel, each at an exercise price of $0.50. Each of these options vest in full on the date of grant.

On December 31, 2009, the board of directors of Florham granted Leonard Katz a 5-year option to purchase an aggregate of 109,670 shares of Florham Common Stock at an exercise price of $0.50 in his capacity as a consultant. This option vests in full on the date of grant.

Amendment. The 2009 Plan may be amended, altered, suspended or terminated by the administrator at any time. The Company may not alter the rights and obligations under any award granted before amendment of the 2009 Plan without the consent of the affected participant. Unless terminated sooner, the 2009 Plan will terminate automatically on December 23, 2019.

Employment and Consulting Agreements

Bianco Employment Agreement

On August 20, 2009, EII entered into an Employment Agreement with Joseph Bianco (the “Bianco Employment Agreement”) pursuant to which Mr. Bianco was engaged through December 31, 2012 (the “Term”) as EII’s Chief Executive Officer with the responsibility for the overall operation of EII, as well as other duties as may be assigned to Mr. Bianco by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Bianco a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus (the “Bonus”) as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII.

In addition to the Base Salary and Bonus, Mr. Bianco may be granted options to purchase, or stock appreciation rights in, shares of the common stock of EII. On August 20, 2009, Mr. Bianco purchased options to purchase 1,166,667 (the “Bianco EII Stock Options”) shares of EII common stock at an exercise price equal to $0.25 per share with respect to 583,334 options and $0.45 per share with respect to 583,333 options in exchange for a $10,000 principal amount promissory note from Mr. Bianco. Under the Merger Agreement, the Bianco EII Stock Options were converted into 5-year options to purchase an aggregate of 1,279,484 shares of Common Stock at an exercise price equal to $0.228 per share with respect to 639,742 options (the “Bianco Tier I Options”) and $0.41 per share with respect to 639,742 options (the “Bianco Tier II Options”). The Bianco Tier I Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier I EBTDA Per Share and the Bianco Tier II Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier II EBTDA. The Bianco Tier I and Tier II Options shall be deemed vested as of the date of grant.

Base Tier I EBTDA Per Share means: (1) $0.036 for the Measuring Year ending December 31, 2010, (2) $0.055 for the Measuring Year ending December 31, 2011, (3) $0.091 for the Measuring Year ending December 31, 2012, (4) $0.109 for the Measuring Year ending December 31, 2013, and (5) $0.137 for the Measuring Year ending December 31, 2014. Base Tier II EBTDA Per Share means: (1) $0.055 for the Measuring Year ending December 31, 2010, (2) $0.091 for the Measuring Year ending December 31, 2011, (3) $0.137 for the Measuring Year ending December 31, 2012, (4) $0.164 for the Measuring Year ending December 31, 2013, and (5) $0.191 for the Measuring Year ending December 31, 2014. EBTDA Per Share means (1) the net income after taxes (exclusive of any non-recurring or extraordinary items paid or accrued) of the Company and its consolidated subsidiaries (if any) in the applicable Measuring Year, plus (A) federal and state income taxes paid or accrued in such Measuring Year, (B) amounts paid or accrued in such Measuring Year in respect of depreciation of tangible assets, and (C) amounts paid or accrued in such Measuring Year in respect of amortization of intangible assets, including goodwill, all as set forth on the audited consolidated statements of income or operations of the Company and its consolidated subsidiaries (if any) in the applicable Measuring Year and as determined in accordance with GAAP by the Company’s independent accountants, divided by (2) the weighted average of the outstanding Common Stock, measured on a fully diluted basis.

The Bianco Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Narang Employment Agreement

On August 20, 2009, EII entered into an Employment Agreement with Anil Narang (the “Narang Employment Agreement”) pursuant to which Mr. Narang was engaged through December 31, 2012 (the “Term”) as EII’s President and Chief Operating Officer with the responsibility for the overall operation of EII together with Mr. Bianco, as well as other duties as may be assigned to Mr. Narang by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Narang a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus (the “Bonus”) as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII.

In addition to the Base Salary and Bonus, Mr. Narang may be granted options to purchase, or stock appreciation rights in, shares of the common stock of EII. On August 20, 2009, Mr. Narang purchased options to purchase 1,166,667 (the “Narang EII Stock Options”) shares of EII common stock at an exercise price equal to $0.25 per share with respect to 583,334 options and $0.45 per share with respect to 583,333 options in exchange for a $10,000 principal amount promissory note from Mr. Narang. Under the Merger Agreement, the Narang EII Stock Options were converted into 5-year options to purchase an aggregate of 1,279,484 shares of Common Stock at an exercise price equal to $0.228 per share with respect to 639,742 options (the “Narang Tier I Options”) and $0.41 per share with respect to 639,742 options (the “Narang Tier II Options”). The Narang Tier I Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier I EBTDA Per Share and the Narang Tier II Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier II EBTDA. The Narang Tier I and Tier II Options shall be deemed vested as of the date of grant.  Base Tier I EBTDA Per Share and EBTDA Per Share have the same meanings set forth above under the heading “Bianco Employment Agreement”.

The Narang Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Veach Employment Agreement

On August 20, 2009, EII entered into an Employment Agreement with Kellis Veach (the “Veach Employment Agreement”) pursuant to which Mr. Veach was engaged through December 31, 2012 (the “Term”) as EII’s Chief Financial Officer with the responsibility for financial reporting and operation of EII, as well as other duties as may be assigned to Mr. Veach by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Veach a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus (the “Bonus”) as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII.  In addition to the Base Salary and Bonus, Mr. Veach may be granted options to purchase, or stock appreciation rights in, shares of the common stock of EII.

The Veach Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Assignment and Assumption Agreements

On December 31, 2009, Florham entered into certain Assignment and Assumption Agreements with EII, Joseph Bianco, Anil Narang and Kellis Veach under which EII assigned to Florham all of EII’s rights, title and interest, and delegated all of its obligations and liabilities, to each of the Bianco, Narang and Veach Employment Agreements to Florham. In addition, Florham assumed all covenants, agreements, and other obligations to be performed by EII under the Bianco, Narang and Veach Employment Agreements, and Messrs Bianco, Narang and Veach each consented to the Assignment and Assumption Agreement applicable to him.

Joseph Monaco Consulting Agreement

On December 31, 2009, EII entered into a Consulting Agreement with Joseph Monaco (the “Consulting Agreement”) under which Mr. Monaco was engaged through December 31, 2010 (the “Term”) to provide EII with such general business and consulting services as may be assigned to him by the board of directors, including, without limitation, advising EII, its subsidiaries, and the board with respect to (i) relationships with various state educational departments and agencies, and (ii) analyzing and pursuing potential acquisitions. During the Term, EII will pay Mr. Monaco a consulting fee of $75,000 per annum and will reimburse him for all documented out-of-pocket expenses incurred by him in the interest of the business. The Consulting Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Ashok Narang Employment Agreement with Training Direct

On December 31, 2009, Training Direct entered into an Employment Agreement with Ashok Narang (the “Training Direct Employment Agreement”) pursuant to which Mr. Narang was engaged through December 31, 2012 (the “Term”) as Training Direct’s Vice President with the responsibility for the overall operation of Training Direct, as well as other duties as may be assigned to Mr. Narang by the board of directors of the Company, including providing services to the Company and its other subsidiaries. Training Direct will pay Mr. Narang a salary of $135,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus (the “Bonus”) as shall be determined in the sole discretion of the independent members of the board of directors of the Company. In addition to the Base Salary and Bonus, Mr. Narang may be granted options to purchase, or stock appreciation rights in, shares of the common stock of the Company. The Training Direct Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Limitation on Liability and Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify directors and officers as well as other employees and individuals against expenses including attorneys' fees, judgments, fines and amounts paid in settlement in connection with various actions, suits or proceedings, whether civil, criminal, administrative or investigative other than an action by or in the right of the corporation, a derivative action, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. A similar standard is applicable in the case of derivative actions, except that indemnification only extends to expenses including attorneys' fees incurred in connection with the defense or settlement of such actions, and the statute requires court approval before there can be any indemnification where the person seeking indemnification has been found liable to the corporation. The statute provides that it is not exclusive of other indemnification that may be granted by a corporation's certificate of incorporation, bylaws, agreement, and a vote of stockholders or disinterested directors or otherwise.

Our certificate of incorporation provides that we will indemnify and hold harmless, to the fullest extent permitted by Section 145 of the Delaware General Corporation Law, as amended from time to time, each person that such section grants us the power to indemnify.

The Delaware General Corporation Law permits a corporation to provide in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for any breach of the director's duty of loyalty to the corporation or its stockholders; acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; payments of unlawful dividends or unlawful stock repurchases or redemptions, or any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation provides that, to the fullest extent permitted by applicable law, none of our directors will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or controlling persons of the Company, pursuant to the foregoing provisions, or otherwise, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered hereunder, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 30, 2009, we had a total of 166,700 shares of common stock issued and outstanding.  As of March 30, 2010, we have a total of 6,705,622 shares of common stock issued and outstanding, of which 179,741 shares are held in escrow subject to future earnings attainment.

The following table sets forth, as of March 30, 2010: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned before and after the reverse merger and acquisition of Training Direct; and (b) the names and addresses of each director and executive officer before and after the reverse merger and acquisition of Training Direct, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the reverse merger and acquisition of Training Direct. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Individual beneficial ownership also includes shares of common stock that a person has the right to acquire within 60 days from March 30, 2010.

Unless otherwise noted, the principal address of each of the directors and officers listed below is 845 Third Avenue, 6th Floor, New York, New York 10022.

Name	Share Amount and Nature of Beneficial Ownership Before the Reverse Merger		Percentage of Outstanding Shares Before the Reverse Merger (1)	Share Amount and Nature of Beneficial Ownership After the Reverse Merger (2)		Percentage of Outstanding Shares After the Reverse Merger (2)
David Stahler (3)	53,600		32.15%	53,600		*

Sanjo Squared, LLC (4)	—		—	7,311,333	(5)	109.03%

Kinder Investments, L.P. (6)	500		*	10,967,500	(7)	163.56%

Joseph J. Bianco	—		—	5,056,408	(8)	75.41%

Anil Narang	—		—	5,056,407	(9)	75.41%

Kellis Veach	—		—	—	(10)	—

Dov Perlysky	5,600	(11)	3.4%	11,627,270	(12)	173.40%

Howard Spindel	100	(13)	*	109,770	(14)	1.64%

David Cohen	—		—	109,670	(14)	1.64%

All Directors, Executive Officers and Director Nominees before the Reverse Merger, as a Group	59,300		35.57%	59,300		*

All Directors, Executive Officers and Director Nominees after the Reverse Merger and after the Effective Date of the Schedule 14f-1, as a Group			—	21,959,525		327.48%

* Less than one percent.

(1)	The numbers in this column are based on 166,700 shares outstanding.
(2)
The numbers are based on 6,166,700 shares outstanding, which represent the number of shares the Company has outstanding after the Reverse Merger, and does not include the issuance of (i) 12,278,333 shares of common stock issuable upon conversion of 250,000 shares of Series A Preferred Stock, or (ii) the issuance of shares upon exercise of outstanding options or warrants.

(3)	Mr. Stahler’s address is c/o Florham Consulting Corp., 64 Beaver Street, Suite 233, New York, New York 10004.

(4)
The persons sharing voting, dispositive or investment powers over Sanjo (50% each) are Joseph J. Bianco and Anil Narang, Managers. The address of Sanjo is c/o Educational Investors, Inc., 845 Third Avenue, 6th Floor, New York, New York 10022.

(5)
This number represents: (i) 2,400,000 shares of Florham Common Stock, and (ii) 100,000 shares of Series A Preferred Stock, each of which shares of Series A Preferred Stock shall be converted, on the basis of 49.11333 shares of Florham Common Stock for each share of Series A Preferred Stock (an aggregate of 4,911,333 shares of Florham Common Stock) automatically upon the filing by the Company of an amendment to its certificate of incorporation increasing its authorized shares of Florham Common Stock to not less than 50,000,000 shares.

(6)
The General Partner of Kinder is Nesher, LLC. The person having voting, dispositive or investment powers over Nesher is Dov Perlysky, Managing Member. The address of Kinder is c/o Educational Investors, Inc., 845 Third Avenue, 6th Floor, New York, New York 10022.

(7)
This number represents: (i) 500 shares of Florham Common Stock owned prior to the Reverse Merger; (ii) 3,600,000 shares of Florham Common Stock, and (iii) 150,000 shares of Series A Preferred Stock, which automatically convert into an aggregate of 7,367,000 shares of Florham Common Stock upon the filing by the Company of an amendment to its certificate of incorporation increasing its authorized shares of Florham Common Stock to not less than 50,000,000 shares.

(8)
This number represents: (i) options to purchase 1,279,484 shares of Florham Common Stock at an exercise price equal to $0.228 per share with respect to 639,742 options and $0.41 per share with respect to 639,742 options; (ii) 1,200,000 shares of Florham Common Stock owned by Sanjo Squared, LLC; (iii) 50,000 shares of Series A Preferred Stock owned by Sanjo, each of which shares of Series A Preferred Stock shall be converted, on the basis of 49.11333 shares of Florham Common Stock for each share of Series A Preferred Stock (an aggregate of 2,455,667 shares of Florham Common Stock) automatically upon the filing by the Company of an amendment to its certificate of incorporation increasing its authorized shares of Florham Common Stock to not less than 50,000,000 shares; (iv) 80,838 Acquisition Shares issued on March 3, 2010 pursuant to the Interest Purchase Agreement dated as of December 31, 2009; and (v) 40,419 Escrow Shares issued on March 3, 2010 pursuant to the Interest Purchase Agreement dated as of December 31, 2009.

(9)
This number represents: (i) options to purchase 1,279,484 shares of Florham Common Stock at an exercise price equal to $0.228 per share with respect to 639,742 options and $0.41 per share with respect to 639,742 options; (ii) 1,200,000 shares of Florham Common Stock owned by Sanjo Squared, LLC; (iii) 50,000 shares of Series A Preferred Stock owned by Sanjo, each of which shares of Series A Preferred Stock shall be converted, on the basis of 49.11333 shares of Florham Common Stock for each share of Series A Preferred Stock (an aggregate of 2,455,666 shares of Florham Common Stock) automatically upon the filing by the Company of an amendment to its certificate of incorporation increasing its authorized shares of Florham Common Stock to not less than 50,000,000 shares; (iv) 80,838 Acquisition Shares issued on March 3, 2010 pursuant to the Interest Purchase Agreement dated as of December 31, 2009; and (v) 40,419 Escrow Shares issued on March 3, 2010 pursuant to the Interest Purchase Agreement dated as of December 31, 2009.

(10)
Does not include options to purchase an aggregate of 164,505 shares of Florham Common Stock at an exercise price of $0.50 per share, of which (i) 82,252 options shall vest on December 31, 2010; and (ii) 82,253 options shall vest on December 31, 2011.

(11)
This number represents: (i) 500 shares owned by Kinder Investments, L.P.; (ii) 100 shares owned by Mr. Perlysky; and (iii) 5,000 shares owned by Krovim, LLC, whose manager is Nesher, LLC. Mr. Perlysky is the Managing Member of Nesher, LLC. Does not include: (a) 100 shares owned by Laya Perlysky, Mr. Perlysky’s spouse; and (b) 1,800 shares owned by the LDP Family Partnership, whose General Partner is Mrs. Perlysky. Mr. Perlysky disclaims beneficial ownership of the shares owned by Mrs. Perlysky and the LDP Family Partnership.

(12)
This number represents: (i) 500 shares owned by Kinder Investments, L.P.; (ii) 100 shares owned by Mr. Perlysky; (iii) 5,000 shares owned by Krovim, LLC, whose manager is Nesher, LLC; (iv) options to purchase 109,670 shares of Florham Common Stock at an exercise price equal to $0.50 per share; (v) 3,600,000 shares of Florham Common Stock owned by Kinder Investments, L.P., (vi) 150,000 shares of Series A Preferred Stock owned by Kinder, which automatically converts into an aggregate of 7,367,000 shares of Florham Common Stock upon the filing by the Company of an amendment to its certificate of incorporation increasing its authorized shares of Florham Common Stock to not less than 50,000,000 shares; and (vii) warrants to purchase 545,000 shares of Florham Common Stock at $0.05 per share exercisable on or after March 12, 2010 owned by Krovim, LLC.

(13)
This number represents shares owned by Jash Group, Inc. Mr. Spindel, Senior Vice President of Jash Group, Inc., has the ability to vote these shares but otherwise disclaims beneficial ownership. Does not include 100 shares owned by Mr. Spindel’s spouse, as to which he disclaims beneficial ownership.

(14)	This number represents options to purchase shares of Florham Common Stock at an exercise price equal to $0.50 per share.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In our two prior fiscal years, and the subsequent period through the date hereof, there have been no transactions between members of management, five percent stockholders, “affiliates,” promoters and finders, except as set forth below.  Each of the transactions listed below was negotiated on an “arm’s length” basis.

Prior to the reverse merger, we used office space provided to us by our former President, David Stahler, at no cost. The amount of office space used by Florham was insignificant.

The mother of our prior President is a co-trustee of a trust which owns approximately 14% of the capital stock of Chocolate Printing Company, Inc., one of our prior clients.

Lease

EII’s and Valley’s principal executive offices are located at 845 Third Avenue, 6th Floor, New York, New York 10022. Valley rents office space from one of its officers under a lease expiring August 20, 2010 and pays $725 per month. EII also reimburses another officer $2,992 per month for rent of office space on a month-to-month basis.

Employment and Consulting Agreements

On August 20, 2009, EII entered into an Employment Agreement with Joseph Bianco (the “Bianco Employment Agreement”) pursuant to which Mr. Bianco was engaged through December 31, 2012 (the “Term”) as EII’s Chief Executive Officer with the responsibility for the overall operation of EII, as well as other duties as may be assigned to Mr. Bianco by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Bianco a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus (the “Bonus”) as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII. The Bianco Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

On August 20, 2009, EII entered into an Employment Agreement with Anil Narang (the “Narang Employment Agreement”) pursuant to which Mr. Narang was engaged through December 31, 2012 (the “Term”) as EII’s President and Chief Operating Officer with the responsibility for the overall operation of EII together with Mr. Bianco, as well as other duties as may be assigned to Mr. Narang by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Narang a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus (the “Bonus”) as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII. The Narang Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

            On August 20, 2009, EII entered into an Employment Agreement with Kellis Veach (the “Veach Employment Agreement”) pursuant to which Mr. Veach was engaged through December 31, 2012 (the “Term”) as EII’s Chief Financial Officer with the responsibility for financial reporting and operation of EII, as well as other duties as may be assigned to Mr. Veach by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Veach a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus (the “Bonus”) as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII.  In addition to the Base Salary and Bonus, Mr. Veach may be granted options to purchase, or stock appreciation rights in, shares of the common stock of EII.  The Veach Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

On December 31, 2009, we entered into certain Assignment and Assumption Agreements with EII, Joseph Bianco, Anil Narang and Kellis Veach under which EII assigned to us all of EII’s rights, title and interest, and delegated all of its obligations and liabilities, to each of the Bianco, Narang and Veach Employment Agreements to us. In addition, we assumed all covenants, agreements, and other obligations to be performed by EII under the Bianco, Narang and Veach Employment Agreements, and Messrs Bianco, Narang and Veach each consented to the Assignment and Assumption Agreement applicable to him.

On December 31, 2009, EII entered into a Consulting Agreement with Joseph Monaco (the “Consulting Agreement”) under which Mr. Monaco was engaged through December 31, 2010 (the “Term”) to provide EII with such general business and consulting services as may be assigned to him by the board of directors, including, without limitation, advising EII, its subsidiaries, and the board with respect to (i) relationships with various state educational departments and agencies, and (ii) analyzing and pursuing potential acquisitions. During the Term, EII will pay Mr. Monaco a consulting fee of $75,000 per annum and will reimburse him for all documented out-of-pocket expenses incurred by him in the interest of the business. The Consulting Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

On December 31, 2009, Training Direct entered into an Employment Agreement with Ashok Narang (the “Training Direct Employment Agreement”) pursuant to which Mr. Narang was engaged through December 31, 2012 (the “Term”) as Training Direct’s Vice President with the responsibility for the overall operation of Training Direct, as well as other duties as may be assigned to Mr. Narang by the board of directors of the Company, including providing services to the Company and its other subsidiaries. Training Direct will pay Mr. Narang a salary of $135,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus (the “Bonus”) as shall be determined in the sole discretion of the independent members of the board of directors of the Company. In addition to the Base Salary and Bonus, Mr. Narang may be granted options to purchase, or stock appreciation rights in, shares of the common stock of the Company. The Training Direct Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Stock Option Grants/Issuances to Management, Directors and Consultants

On August 20, 2009, Joseph Bianco purchased options to purchase 1,166,667 (the “Bianco EII Stock Options”) shares of EII common stock at an exercise price equal to $0.25 per share with respect to 583,334 options and $0.45 per share with respect to 583,333 options in exchange for a $10,000 principal amount promissory note from Mr. Bianco, as compensation for services performed on behalf of EII in his capacity as Chief Executive Officer.

            Under the merger agreement, the Bianco EII Stock Options were converted into 5-year options to purchase an aggregate of 1,279,484 shares of our common stock at an exercise price equal to $0.228 per share with respect to 639,742 options (the “Bianco Tier I Options”) and $0.41 per share with respect to 639,742 options (the “Bianco Tier II Options”). The Bianco Tier I Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier I EBTDA Per Share and the Bianco Tier II Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier II EBTDA. The Bianco Tier I and Tier II Options shall be deemed vested as of the date of grant.

Base Tier I EBTDA Per Share means: (1) $0.036 for the Measuring Year ending December 31, 2010, (2) $0.055 for the Measuring Year ending December 31, 2011, (3) $0.091 for the Measuring Year ending December 31, 2012, (4) $0.109 for the Measuring Year ending December 31, 2013, and (5) $0.137 for the Measuring Year ending December 31, 2014. Base Tier II EBTDA Per Share means: (1) $0.055 for the Measuring Year ending December 31, 2010, (2) $0.091 for the Measuring Year ending December 31, 2011, (3) $0.137 for the Measuring Year ending December 31, 2012, (4) $0.164 for the Measuring Year ending December 31, 2013, and (5) $0.191 for the Measuring Year ending December 31, 2014. EBTDA Per Share means (1) the net income after taxes (exclusive of any non-recurring or extraordinary items paid or accrued) of the Company and its consolidated subsidiaries (if any) in the applicable Measuring Year, plus (A) federal and state income taxes paid or accrued in such Measuring Year, (B) amounts paid or accrued in such Measuring Year in respect of depreciation of tangible assets, and (C) amounts paid or accrued in such Measuring Year in respect of amortization of intangible assets, including goodwill, all as set forth on the audited consolidated statements of income or operations of the Company and its consolidated subsidiaries (if any) in the applicable Measuring Year and as determined in accordance with GAAP by the Company’s independent accountants, divided by (2) the weighted average of the outstanding common stock, measured on a fully diluted basis.

On August 20, 2009, Anil Narang purchased options to purchase 1,166,667 (the “Narang EII Stock Options”) shares of EII common stock at an exercise price equal to $0.25 per share with respect to 583,334 options and $0.45 per share with respect to 583,333 options in exchange for a $10,000 principal amount promissory note from Mr. Narang, as compensation for services performed on behalf of EII in his capacity as President and Chief Operating Officer.

Under the merger agreement, the Narang EII Stock Options were converted into 5-year options to purchase an aggregate of 1,279,484 shares of our common stock at an exercise price equal to $0.228 per share with respect to 639,742 options (the “Narang Tier I Options”) and $0.41 per share with respect to 639,742 options (the “Narang Tier II Options”). The Narang Tier I Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier I EBTDA Per Share and the Narang Tier II Options shall be exercisable only if the EBTDA Per Share for the applicable Measuring Period exceeds the Base Tier II EBTDA. The Narang Tier I and Tier II Options shall be deemed vested as of the date of grant.  Base Tier I EBTDA Per Share and EBTDA Per Share have the same meanings set forth above.

On December 31, 2009, the board of directors of EII granted Kellis Veach 5-year options to purchase 150,000 (the “Veach EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as Chief Financial Officer. The Veach EII Stock Options shall be exercisable as to 75,000 shares on December 31, 2010 and as to 75,000 shares on December 31, 2011.

On December 31, 2009, the board of directors of EII granted Ashok Narang 5-year options to purchase 150,000 (the “Ashok Narang EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as President of Training Direct. The Ashok Narang EII Stock Options shall be exercisable as to 75,000 shares on December 31, 2010 and as to 75,000 shares on December 31, 2011.

Under the merger agreement, the Veach and Ashok Narang Stock Options were each converted into 5-year options to purchase an aggregate of 164,505 shares of our common stock with respect to Mr. Veach and 164,505 shares of our common stock with respect to Mr. Narang, each at an exercise price of $0.50. These options are exercisable as to 82,252 shares on December 31, 2010 and as to 82,253 shares on December 31, 2011.

             On December 31, 2009, the board of directors of EII granted Howard Spindel 5-year options to purchase 100,000 (the “Spindel EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a director.  The Spindel EII Stock Options vest in full on the date of grant.

On December 31, 2009, the board of directors of EII granted Dov Perlysky 5-year options to purchase 100,000 (the “Perlysky EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a director. The Perlysky EII Stock Options vest in full on the date of grant.

On December 31, 2009, the board of directors of EII granted David Cohen 5-year options to purchase 100,000 (the “Cohen EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a director. The Cohen EII Stock Options vest in full on the date of grant.

On December 31, 2009, the board of directors of EII granted Jonathan Turkel 5-year options to purchase 100,000 (the “Turkel EII Stock Options”) shares of EII common stock at an exercise price equal to $0.50 per share, as compensation for services performed on behalf of EII in his capacity as a consultant. The Turkel EII Stock Options vest in full on the date of grant.

Under the merger agreement, the Spindel, Perlysky, Cohen and Turkel EII Stock Options were each converted into 5-year options to purchase an aggregate of (i) 109,670 shares of our common stock with respect to Mr. Spindel, (ii) 109,670 shares of our common stock with respect to Mr. Perlysky, (iii) 109,670 shares of our common stock with respect to Dr. Cohen, and (iv) 109,670 shares of our common stock with respect to Mr. Turkel, each at an exercise price of $0.50. Each of these options vest in full on the date of grant.

On December 31, 2009, the board of directors of Florham granted Leonard Katz a 5-year option to purchase an aggregate of 109,670 shares of our common stock at an exercise price of $0.50 in his capacity as a consultant. This option vests in full on the date of grant.

Florham Common Stock as Part of Merger Consideration

Under the merger agreement, the shareholders of EII were issued an aggregate of 6,000,000 shares of our common stock as part of the merger consideration. Of such shares, 2,400,000 were issued to Sanjo Squared, LLC, an entity controlled by two of our officers and directors, and 3,600,000 were issued to Kinder Investments, L.P., an entity controlled by one of our directors. Such shares are subject to the terms of lock-up agreements as set forth below.

Lock Up Agreements

All of our shares of common stock owned or to be owned by the Joseph Bianco, Anil Narang, Sanjo Squared, LLC and Kinder Investments, LP (directly or indirectly) are restricted from public or private sale for a period of twelve months following the effective date of the reverse merger (December 31, 2009) without our prior written consent.

Series A Convertible Preferred Stock

Under the merger agreement, the shareholders of EII were issued 250,000 shares of our Series A Preferred Stock, with each share of Series A Preferred Stock automatically convertible into 49.11333 shares of our common stock upon the filing by us of an amendment to its certificate of incorporation which increases the authorized shares of our common stock to at least 50,000,000. Of such shares, 100,000 were issued to Sanjo Squared, LLC and 150,000 were issued to Kinder Investments, L.P.

Acquisition and Escrow Shares under the Interest Purchase Agreement

On December 16, 2009, EII entered into an interest  purchase agreement with the members of Training Direct, and our company, pursuant to which EII acquired all outstanding membership interests, on a fully diluted basis, of Training Direct in exchange for (a) $200,000 cash, (b) shares of our common stock having a deemed value of  $600,000 (the “Acquisition Shares”), with such number of Acquisition Shares to be determined by dividing $600,000 by the “Discounted VWAP” (as defined below) for the 20 “Trading Days” (as defined below) immediately following the consummation of the reverse merger, and (c) shares of our  common stock having a deemed value of $300,000 (the “Escrow Shares”), with such number of Escrow Shares to be determined by dividing $300,000 by the Discounted VWAP for the 20 Trading Days immediately following the consummation of the reverse merger. The Escrow Shares will be held in escrow and released therefrom as provided in the purchase agreement. “Discounted VWAP” is defined in the purchase agreement as 70% of the “VWAP” of our common stock, but in no event less than $0.40 per share. “VWAP” is defined in the purchase agreement as a fraction, the numerator of which is the sum of the product of (i) the closing trading price for our common stock on the applicable national securities exchange on each Trading Day of the 20 Trading Days following the consummation of the reverse merger, and (ii) the volume of our common stock on the applicable national securities exchange for each such day and the denominator of which is the total volume of our common stock on the applicable national securities exchange during such twenty day period, each as reported by Bloomberg Reporting Service or other recognized market price reporting service. “Trading Day” is defined in the purchase agreement as any day on which the New York Stock Exchange or other national securities exchange on which our common stock trades is open for trading.

The Discounted VWAP for the twenty Trading Days after the effective date of the reverse merger was $1.67.  Accordingly, on March 3, 2010 we issued an aggregate of 359,281 Acquisition Shares and 179,641 Escrow Shares, of which an aggregate of 161,676 Acquisition Shares and 80,838 Escrow Shares were issued to Joseph Bianco and Anil Narang.

 Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted prior to the reverse merger formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders.  However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the NYSE Amex Stock Exchange.  The board of directors also will consult with counsel to ensure that the board of directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of future audit committee members.  The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Currently we do not satisfy the “independent director” requirements of the NYSE Amex Stock Exchange, which requires that a majority of a company’s directors be independent.  Our board of directors intends to appoint additional members, each of whom will satisfy such independence requirements.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Raich Ende Malter & Co. LLP as our auditors for the year ended December 31, 2009.

Audit Fees

Raich Ende Malter & Co. LLP billed us $65,000 and $17,083 in fees for audit services for the year ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

We did not pay any fees to Raich Ende Malter & Co. LLP for assurance and related services that are not reported under Audit Fees above during our fiscal years ending December 31, 2009 and 2008.

Tax and All Other Fees

We did not pay any fees to Raich Ende Malter & Co. LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2009 and December 31, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Raich Ende Malter & Co. LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2009, and for the year then ended, none of the hours expended by Raich Ende Malter & Co. LLP’s engagement to audit those financial statements were attributed to work by persons other than Raich Ende Malter & Co. LLP, and its full-time, permanent employees.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.           Report of Independent Registered Public Accounting Firm.

B.           Consolidated Balance Sheets as of December 31, 2009 and 2008.

C.           Consolidated Statements of Operations for the years ended of December 31, 2009 and 2008.

D.           Consolidated Statements of Changes in Shareholders’ Equity for the years ended of December 31, 2009 and 2008.

E.           Consolidated Statements of Cash Flows as of December 31, 2009 and 2008.

F.           Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of December 16, 2009 by and among Educational Investors, Inc., Florham Consulting Corp., EII Acquisition Corp., Sanjo Squared, LLC, Kinder Investments, L.P., Joseph J. Bianco and Anil Narang (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).

3.1	Certificate of Incorporation (Incorporated by reference from our registration statement on Form SB-2, File No., which was declared effective on May 4, 2007).
3.2	By-Laws (Incorporated by reference from our registration statement on Form SB-2, File No., which was declared effective on May 4, 2007).
4.1	Form of amended warrant issued to warrant holders (Incorporated by reference from our Current Report on Form 8-K, filed on April 27, 2009).
4.2	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.1	Employment Agreement dated as of August 20, 2009 between Educational Investors, Inc. and Joseph J. Bianco (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.2	Employment Agreement dated as of August 20, 2009 between Educational Investors, Inc. and Anil Narang (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.3	Employment Agreement dated as of August 20, 2009 between Educational Investors, Inc. and Kellis Veach (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.4	Form of Assignment and Assumption Agreement (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.5	Consulting Agreement dated as of December 31, 2009 between Educational Investors, Inc. and Joseph Monaco (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.6	Form of Lock-Up Agreement (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.7	Form of Florham Consulting Corp. Management Stock Option Agreement (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.8	Form of Florham Consulting Corp. Management Stock Option Agreement for Joseph J. Bianco and Anil Narang (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.9	Form of Florham Consulting Corp. Director/Consultant Stock Option Agreement (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.10
Interest Purchase Agreement dated as of December 16, 2009 by and among Educational Investors, Inc., Florham Consulting Corp., TD Management, Inc. and Joseph Monaco (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).

10.11	Employment Agreement dated as of December 31, 2009 between Training Direct, LLC and Ashok Narang Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on March 31, 2010, thereunto duly authorized.

FLORHAM CONSULTING CORP.

By:	/s/ Joseph J. Bianco
Joseph J. Bianco Chief Executive Officer (Principal Executive Officer)
By:	/s/ Kellis Veach
Kellis Veach Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Bianco Joseph J. Bianco	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2010

/s/ Kellis Veach Kellis Veach	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2010

/s/ Anil K. Narang Anil K. Narang	President, Chief Operating Officer and Director	March 31, 2010

Dov Perlysky	Director

/s/ Howard Spindel Howard Spindel	Director	March 31, 2010

/s/ David Cohen David Cohen	Director	March 31, 2010