Form 10-K/A
period 2009-12-31
FLORHAM CONSULTING CORP
filed 2010-04-05
CIK 1384086

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended Form 10-K”) of Florham Consulting Corp. amends our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Form 10-K”).  This Amended Form 10-K is being filed solely to include the Report of Independent Registered Public Accounting Firm in “Item 8. Financial Statements and Supplementary Data”, which was inadvertently omitted by the EDGAR filing service provider used by the Company in the edgarization process.

Except as described above, no other amendments are being made to the Original Form 10-K.  This Amended Form 10-K does not reflect events occurring after the Original Form 10-K or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended Form 10-K updated certifications executed as of the date of this Amended Form 10-K by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended Form 10-K.

FLORHAM CONSULTING CORP.

2009 FORM 10-K/A ANNUAL REPORT

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Florham Consulting Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Florham Consulting Corp. and Subsidiaries (the "Company"), as of December 31, 2009 and 2008, and the related consolidated statements of operations, change in shareholders' equity, and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
New York, New York
March 31, 2010

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to the Form 10-K/A Annual Report to be signed on its behalf by the undersigned on April 5, 2010, thereunto duly authorized.

FLORHAM CONSULTING CORP.

By:	/s/ Joseph J. Bianco
Joseph J. Bianco Chief Executive Officer (Principal Executive Officer)
By:	/s/ Kellis Veach
Kellis Veach Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Form 10-K/A Annual Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Bianco Joseph J. Bianco	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 5, 2010

/s/ Kellis Veach Kellis Veach	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 5, 2010

/s/ Anil K. Narang Anil K. Narang	President, Chief Operating Officer and Director	April 5, 2010

Dov Perlysky	Director

/s/ Howard Spindel Howard Spindel	Director	April 5, 2010

/s/ David Cohen David Cohen	Director	April 5, 2010