Form 10-Q
period 2010-03-31
FLORHAM CONSULTING CORP
filed 2010-05-14
CIK 1384086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number    000-52634

FLORHAM CONSULTING CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-2329345
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

845 Third Avenue, 6th Floor, New York, New York 10022
(Address of principal executive offices)

(646) 290-5290
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of May 13, 2010: 6,705,622, of which 179,641 shares are held in escrow subject to future earnings attainment.

Florham Consulting Corp.
Quarterly Report on Form 10-Q

Table of Contents

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of
	March 31, 2010	As of
	(Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$511,824	$560,497
Accounts receivable, net of allowance for uncollectable accounts of $14,052 as of March 31, 2010 and $12,688 as of December 31, 2009	224,969	177,237
Inventory	10,003	43,836
Other current assets	82,319	23,415
Assets of discontinued operations	-	17,782
	829,115	822,767

Fixed Assets
Furniture and equipment	100,526	96,797
Leasehold improvements	73,575	73,575
	174,101	170,372
Accumulated Depreciation	(10,711)	(5,394)
	163,390	164,978

Other Non-Current Assets
Tradename/Trademark/content/customer relationships/certification and other intangibles, net of accumulated amortization of $211,844 as of March 31, 2010 and $114,066 as of December 31, 2009	3,897,156	3,994,935
Non-compete agreements, net of accumulated amortization of $45,375 as of March 31, 2010 and $25,595 as of December 31, 2009	211,625	231,405
Deferred tax asset	19,245	19,245
Goodwill	323,296	323,296
Other	90,048	90,013
	4,541,370	4,658,894

	$5,533,875	$5,646,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term liabilities	$187,105	$78,743
Accounts payable	95,224	112,210
Accrued liabilities	62,247	68,371
Income taxes payable	-	19,245
Deferred revenue	678,413	708,562
	1,022,989	987,131

Long-term Liabilities
Note payable	1,600,905	1,680,037
Capital lease obligations	25,845	31,870
Other	199,495	199,495
	1,826,245	1,911,402

	2,849,234	2,898,533

Shareholders' Equity
Preferred stock - 2,000,000 shares authorized, $.0001 par value, 250,000 shares designated as Series A, issued and outstanding as of March 31, 2010 and December 31, 2009	25	25
Common stock - 10,000,000 shares, $.0001 par value, authorized, shares issued and outstanding; 6,705,622 as of March 31, 2010 and 6,525,981 as of December 31, 2009	671	653
Additional paid In capital	4,124,497	3,918,945
Accumulated Deficit	(1,300,554)	(1,151,224)
Shares held in escrow	(119,505)	-
Notes receivable	(20,493)	(20,293)
	2,684,641	2,748,106

	$5,533,875	$5,646,639

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2010	2009
		(Restated)
Continuing Operations
Revenue, net	$797,764	$-

Operating Expenses
Cost of revenue	311,951	-
Selling and administrative expenses	395,244	-
Stock based compensation	86,065	-
Depreciation and amortization	122,876	-
	916,136	-

Loss from Operations	(118,372)	-

Other Income (Expense)
Interest income	362	-
Interest expense	(31,320)	-
	(30,958)	-

Loss from Continuing Operations Before Income Taxes	(149,330)	-

Income Taxes	-	-

Loss from Continuing Operations	(149,330)	-

Loss from Discontinued Operations - Net of Income Taxes	-	(9,388)

Net Loss	$(149,330)	$(9,388)

Net Loss Per Common Share - basic and diluted:
Loss from continuing operations	$(0.02)	$-
Loss from discontinued operations	-	(0.06)
	$(0.02)	$(0.06)

Weighted Average Number of Shares Oustanding - basic and diluted	6,525,981	166,700

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity
Three Months Ended March 31, 2010
(Unaudited)

					Common Stock	Additional				Total
	Preferred Stock		Common Stock		Warrants	Paid In	Accumulated	Shares Held	Notes	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	in Escrow	Receivable	Equity

Balance - December 31, 2009	250,000	$25	6,525,981	$653	930,000	$3,918,945	$(1,151,224)	$-	$(20,293)	$2,748,106

Shares issued into escrow	-	-	179,641	18	-	119,487	-	(119,505)	-	-

Stock based compensation	-	-	-	-	-	86,065	-		-	86,065

Interest on notes receivable	-	-	-	-	-	-	-		(200)	(200)

Net Loss	-	-	-	-	-	-	(149,330)		-	(149,330)

Balance - March 31, 2010	250,000	$25	6,705,622	$671	930,000	$4,124,497	$(1,300,554)	$(119,505)	$(20,493)	$2,684,641

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2010	2009
		(Restated)
Cash Flows Provided by (Used In) Operating Activities
Net loss	$(149,330)	$(9,388)
Loss from discontinued operations	-	9,388
Loss from continuing operations	(149,330)	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	122,876	-
Interest income added to note principal	(200)	-
Interest expense added to note principal	28,951	-
Stock based compensation	86,065	-
(Increase) Decrease in:
Accounts Receivable	(47,732)	-
Inventory	33,833	-
Other current assets	(38,229)	-
(Decrease) in:
Accounts payable	(16,987)	-
Accrued liabilities	(6,123)	-
Income taxes payable	(22,138)	-
Deferred revenue	(30,149)	-
Net cash used in operating activities	(39,163)	-

Cash Flows Used In Investing Activities
Purchase of fixed assets	(3,729)	-
Other Assets	(35)	-
Net cash used in investing activities	(3,764)	-

Cash Flows Used In Financing Activities
Payments of capital lease obligations	(5,746)	-

Net Decrease In Cash	(48,673)	-

Cash Provided By Discontinued Operating Activities	-	9,767

Discontinued Operations Cash Activity Included Above:
Add: Cash balance of discontinued operations, beginning of the period	-	34,853
Less: Cash balance of discontinued operations, end of the period	-	(44,620)

Cash - beginning of period	560,497	-

Cash - end of period	$511,824	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$2,368	$-
Taxes	$14,313	$-

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

1 -  ORGANIZATION AND NATURE OF BUSINESS

Florham Consulting Corp. (“Florham”) was formed on February 9, 2005, as a Delaware Corporation and has its corporate offices located in New York, NY. On December 31, 2009, Florham completed a reverse merger with Educational Investors, Inc. (“EII”). Under accounting principles generally accepted in the United States, the share exchange is considered to be an in substance capital transaction, as opposed to a business combination.  Accordingly, the share exchange is equivalent to the issuance of stock by Florham for the net monetary assets of EII, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, with no goodwill being recorded.  Under reverse takeover accounting, the post reverse acquisition fiscal 2009 historical financial statements of the legal acquirer, Florham, are those of the legal acquiree which is considered to be the accounting acquirer, EII.  Shares and per share amounts reported have been adjusted to reflect the recapitalization resulting from the reverse merger. Included in the financial statements are Florham’s consulting operations, which are shown as discontinued effectively as of January 1, 2009, and are so reported herein.

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

2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited.  In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Summary of Significant Accounting Policies

a. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Florham Consulting Corp. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

b. Cash and Cash Equivalents - The Company considers all short-term investments, with an original maturity of three months or less, to be cash equivalents.  Accounts at banking institutions may at times exceed federally insured limits.  As of March 31, 2010 and December 31, 2009, the Company had $67,706 and $331,818 over such limits, respectively.

c. Earnings Per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  For purposes of calculating basic earnings per share, awards of nonvested stock that are subject to the satisfaction of certain conditions are excluded from the weighted average number of common shares outstanding until all necessary conditions have been satisfied.  Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common equivalent shares outstanding, including non vested stock.

d. Revenue Recognition - The Company derives its revenue substantially from fees and tuition charged for courses and manuals and study guides.  The fees are recognized as revenue at the time of the attendance at the course and when the manuals and study guides are shipped to customers.  Fees for courses and study guides are paid in advance and the Company refunds only a portion of the fee upon cancellation. Deferred revenue is recorded when course fees are received in advance of the time of the attendance at the course and when the manuals and study guides are shipped. Deferred revenue is also recorded for undelivered course hours in excess of tuition billed.  Tuition billed to students is recognized as revenue, determined by the percentage of completion method. The Company does not accept returns of manuals and study guides.

e. Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.  Estimates are used in accounting for, among other things, useful lives for depreciation and amortization, recording fair value of share based compensation, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and the related valuation allowances and contingencies, including going concern assessments.

f. Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and deferred revenue which approximate fair value because of their short maturities.  The Company’s notes payable (or long-term debt) approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2010.

g. Goodwill - The Company has adopted Accounting Standards Codification (“ASC”) 350 which eliminated the amortization of goodwill and substituted an annual review of the asset for possible impairment, requiring the comparison of fair market value to carrying value.  Fair market value is estimated using the present value of expected future cash flows and other internally calculated measures.  The Company has completed the required testing of goodwill for impairment and has determined that none of its goodwill is impaired.

h. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required.  At March 31, 2010, the Company does not believe that any impairment has occurred.

i. Recently Issued Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

j. Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  Deferred tax assets are based on the differences in the amortizable lives of intangible assets and goodwill, capitalization of acquisition costs and the timing of stock based compensation deductions for income tax and financial reporting purposes.  An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.  As of March 31, 2010 and December 31, 2009, the Company established a valuation allowance against the deferred tax assets in the approximate amounts of $500,000 and $454,000, respectively.  Adjustment to the deferred tax assets and liabilities balances are recognized in income as they occur. The Company has determined that there are no uncertain tax positions pursuant to ASC 740 and does not expect this to change over the next twelve months.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision.

In addition to its Federal income tax return, the Company and its subsidiaries are obligated to file tax returns in various states.  All periods within the applicable jurisdictions’ statute of limitations remain open to government audit.

k. Stock Based Compensation - The Company recognizes the cost of directors, consultants and employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant over the requisite service period.   The fair value of the options of $86,065 was charged to operations as compensation during the three months ended March 31, 2010.  At March 31, 2010, there was $373,621 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period ending December 31, 2011.  There are 622,640 options under the plan available for future grants.

3 – OTHER LONG-TERM LIABILITIES

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

The escrow shares are shown as a reduction to shareholders’ equity.

4 – COMMITMENTS AND CONTINGENCIES

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

The minimum payments under lease obligations are as follows:

For the period from April 1,
through December 31, 2010
2010	$56,521

For the years ended December 31,
2011	72,848
2012	75,034
2013	77,285
2014	79,603
Thereafter	411,717
Total	$773,008

Rent expense for the three months ended March 31, 2010 and 2009 was $28,700 and $0, respectively.

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

Employment and Consulting Agreements

The Company and its subsidiaries have entered into various employment contracts with its executives and an agreement with a consultant.  In addition to base compensation, the contracts provide for compensation adjustments, as described in the agreements, plus stock options.  The total base compensation commitment of the contracts is as follows:

For the period from April 1,
through December 31, 2010	$503,889

For the years ended December 31,
2011	345,000
2012	345,000

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

5 – LOSS PER SHARE

The following table presents a reconciliation of the denominators used in the loss per share calculations for the three months ended March 31:

	2010	2009

Weighted average common shares	6,525,981	166,700
Potentially dilutive common equivalent shares:
Conversion of preferred stock	-	-
Exercise of warrants	-	-
Vested stock options	-	-
Nonvested stock options	-	-
Escrow shares issued in purchase of subsidiary	-	-
Weighted average common shares and potentially dilutive common equivalent shares	6,525,981	166,700

For the three months ended March 31, 2010 and 2009, the conversion of preferred stock, exercise of warrants, stock options, and escrow shares issued in purchase of subsidiary were excluded in the computations of the Company’s diluted loss per share because the Company reported net losses from continuing operations. Shares excluded were as follows:

	2010	2009

Conversion of preferred stock	12,278,333	-
Exercise of warrants	930,000	930,000
Vested stock options	548,350	-
Nonvested stock options	2,887,978	-
Escrow shares issued in purchase of subsidiary	179,641	-

The following table represents the pro forma effect on earnings per share for the dilution resulting from the conversion of the Series A Preferred Stock.  These preferred shares were issued because the Company did not have sufficient authorized and unissued common shares to issue to the former EII stockholders on the date of the merger.  Upon the change in the number of the Company’s authorized common shares, 12,278,333 common shares will be issued in exchange for the Series A Preferred Shares.

	2010		2009
	Historical	Pro Forma	Historical	Pro Forma

Net Loss Per Common Share
Loss from Continuing Operations	$(0.02)	$(0.01)	$-	$-
Loss from Discontinued Operations	-	-	(0.06)	(0.06)
Net Loss	$(0.02)	$(0.01)	$(0.06)	$(0.06)

Weighted Average Number of Common Shares Outstanding	6,525,981	18,804,214	166,700	166,700

6 – DISCONTINUED OPERATIONS

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

Details of balance sheet items for Florham’s consulting business as at March 31, 2009 is summarized below:

March 31,
2009

Cash	$44,620
Accounts receivable	1,750
Total assets	$46,370
Accrued expenses	$15,647
Customer deposits	200
Total Liabilities	$15,847

The operating results of Florham’s consulting operations have been restated as discontinued operations for the three months ended March 31, 2009 and are summarized below:

March 31,
2009
Consulting revenues	$2,325
Loss before taxes	(9,388)
Income tax provision	-
Loss from discontinued operation	$(9,388)

7 – SUBSEQUENT EVENTS

Subsequent events have been evaluated for disclosure and recognition through the time of filing our report on Form 10-Q.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FORM 10-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 5, 2010 AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION, SEE “CAUTIONARY   STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Overview

Florham Consulting Corp. ("Florham Consulting" or the "Company" or "we") was formed on February 9, 2005 as a Delaware corporation.  We have included elsewhere herein the condensed consolidated financial statements of Florham Consulting Corp. and Subsidiaries as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. On December 31, 2009, Florham Consulting completed a reverse merger with Educational Investors, Inc. (“EII”) whereby EII became the continuing operation and Florham Consulting discontinued its consulting operations.

EII was incorporated on July 20, 2009.  EII through its wholly-owned subsidiary, Valley Anesthesia, Inc. (“Valley”), purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. (“VAEP”) effective August 20, 2009. EII acquired the Membership Interest in Training Direct LLC (“Training Direct”) effective December 31, 2009.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the condensed consolidated financial statements of Florham Consulting Corp. and Subsidiaries as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included herein.

EII was incorporated for the purpose of acquiring vocational, training and technical schools, with an initial emphasis on the health care and medical industries.  Through its Valley Anesthesia, Inc. subsidiary, EII provides comprehensive review and update courses and study materials that aid Student Registered Nurse Anesthetists (“SRNA”) and Graduate Registered Nurse Anesthetists (“GRNA”) in preparation for the National Certifying Exam (“NCE”) throughout the continental United States.  Through its Training Direct subsidiary, EII provides “distance learning” and “residential training” educational programs for students to become eligible for entry-level employment in a variety of fields and industries. The company strives to assist those who may not have realized their full potential in the workplace in finding a new career direction and progressing their learning skills necessary to reach their earning and personal development possibilities and goals. Training Direct maintains approvals from the Connecticut Commissioner of Higher Education, the Connecticut Department of Health Services and the National Health Career Association, and is an Eligible Training Provider under the Workforce Investment Act. Such approvals require that the company have a competent faculty, offer educationally sound and up to date courses and course materials, and be subject to inspections and approvals by outside examining committees.

Summary of Significant Accounting Policies and Estimates

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K/A for the year ended December 31, 2009.  Note 2 “Summary of Significant Accounting Policies” of the notes to our audited consolidated financial statements of our Annual Report on Form 10-K/A, for the year ended December 31, 2009, also includes a discussion of these and other significant accounting policies.

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of approximately $194,000.  Included in working capital is deferred revenue of approximately $678,000, which will be earned during fiscal year 2010.

Net cash used in operating activities was approximately $39,000, which was primarily related to the Company incurring a loss for the period.

Net cash used in investing activities of approximately $4,000 was primarily related to the cash used for the purchase of fixed assets.

Net cash used in financing activities of approximately $6,000 was related to payments of capital lease obligations.

Although we expect that our available funds and funds to be generated from our ongoing operations will be sufficient to meet our anticipated needs for 12 months, we may need to obtain additional capital to continue to grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including the timing of our receipt of revenues.  Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance.  There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

Results of Operations

The following table shows the results of our business for the three months ended March 31, 2010 and 2009.   The results of Florham have been included as discontinued operations, as with the Reverse Merger, Florham discontinued its consulting operations and EII became the continuing operation.

Comparison for the Three Months Ended March 31, 2010 and 2009

THREE MONTHS ENDED MARCH 31,	2010	% of Revenue 2010	2009	% of Revenue 2009
CONTINUING OPERATIONS
NET REVENUE	$797,764	100%	$-	0%
COST OF REVENUE	311,951	39%	-	0%
SELLING AND ADMINISTRATIVE EXPENSES	395,244	50%	-	0%
STOCK BASED COMPENSATION	86,065	11%	-	0%
DEPRECIATION AND AMORTIZATION	122,876	15%	-	0%
TOTAL OPERATING EXPENSES	916,136	115%	-	0%
(LOSS) FROM OPERATIONS	(118,372)	-15%	-	0%
INTEREST EXPENSE	(31,320)	-4%	-	0%
INTEREST INCOME	362	0%	-	0%
TOTAL OTHER EXPENSE	(30,958)	-4%	-	0%
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(149,330)	-19%	-	0%
INCOME TAXES	-	0%	-	0%
(LOSS) FROM CONTINUING OPERATIONS	(149,330)	-19%	-	0%
(LOSS) FROM DISCONTINUED OPERATIONS		0%	(9,388)	0%
NET (LOSS)	$(149,330)	-19%	$(9,388)	0%

Revenue.  Net revenue for the three months ended March 31, 2010 was approximately $798,000, which included revenue from distance learning and residential training educational programs of approximately 37%, revenue from review and update courses of approximately 35%, and revenue from the sale of manuals and Memory Master study guides of approximately 28%.

Cost of Revenue.  Cost of revenue was approximately $312,000, which included costs associated with distance learning and residential training courses of approximately 53%, the cost of conference facilities for review and update courses of approximately 16%, the cost of printing and shipping manuals and study guides 19% and other costs 12%.

Selling and Administrative Expenses.  Selling and administrative expenses were approximately $395,000, and include salaries, payroll taxes and benefits in the approximate amount of $253,000.

Stock Based Compensation.  The Company recorded stock based compensation in the amount of approximately $86,000 primarily as the result of the Company granting 329,010 options to management in December 2009.

Depreciation and Amortization.  Depreciation and amortization was approximately $123,000.  This amount is substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. and allocated in the purchase of Training Direct.

Interest expense. Interest expense in the amount of approximately $31,000 primarily relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Income taxes. The Company incurred a loss for the three month period ended March 31, 2010, and therefore has not provided income tax expense or benefit.

Discontinued operations.  The Company had losses of approximately $9,000 for the three months ended March 31, 2009 from its discontinued operations.  Consulting revenue for the three months ended March 31, 2009 was approximately $2,000.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Internal Controls over Financial Reporting. Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of March 31, 2010, the Company’s internal control over accounts receivable and assessment of allowances for doubtful accounts was not effective.

Upon identification of the weakness in measuring and assessing accounts receivable, management has evaluated remedial measures consisting principally of upgrading of automated systems and procedures.

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

We are not a party to, nor is any of our property the subject of, any legal proceedings other than ordinary routine litigation incidental to their respective businesses.  There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Neither we nor any of our subsidiaries is a party to any administrative or judicial proceeding arising under federal, state or local environmental laws.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

ITEM 1A.          RISK FACTORS.

There have been no material changes to the risks to our business described in our Annual Report on Form-10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 5, 2010.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             (REMOVED AND RESERVED).

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS.

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Exhibit Name

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORHAM CONSULTING CORP.

By:	/s/ Joseph J. Bianco
Joseph J. Bianco Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010

By:	/s/ Kellis Veach
Kellis Veach Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2010