Form 10-K/A
period 2009-12-31
FLORHAM CONSULTING CORP
filed 2010-07-28
CIK 1384086

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Florham Consulting Corp. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (the “Original Form 10-K”) and amended on April 5, 2010 (“Amendment No. 1”), to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC dated as of June 17, 2010, which include, without limitation, restating the financial statements to eliminate the results of the accounting acquiree pursuant to the reverse merger.

This Form 10-K/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures set forth in this explanatory note, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 31, 2010, the filing date of our Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings. The following sections have been amended, without limitation:

Part II – Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II – Item 8. Financial Statements and Supplementary Data.

Except as set forth above, all other information in the Company’s Original Form 10-K and Amendment No. 1 remain unchanged. The Company has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.

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

Overview

Florham Consulting Corp. ("Florham Consulting" or the "Company" or "we") was formed on February 9, 2005 as a Delaware corporation.  We have included elsewhere herein the financial statements of Florham Consulting Corp. and Subsidiaries as of December 31, 2009 and for the period July 20, 2009 (Inception) through December 31, 2009. On December 31, 2009, Florham Consulting completed a reverse merger with Educational Investors, Inc.  (“EII”). Under accounting principles generally accepted in the United States, the share exchange is considered to be an in substance capital transaction, as opposed to a business combination.  Accordingly, the share exchange is equivalent to the issuance of stock by Florham for the net monetary assets of EII, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, with no goodwill being recorded.  Under reverse takeover accounting, the post-reverse acquisition fiscal 2009 historical financial statements of the legal acquirer, Florham, are those of the legal acquiree which is considered to be the accounting acquirer, EII.  Shares and per share amounts reported have been adjusted to reflect the recapitalization resulting from the reverse merger.
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

Net cash provided by operating activities was approximately $317,000, which is for the period from the inception (July 20, 2009) of EII through December 31, 2009.

Net cash used in investing activities was for the period from the inception of EII (July 20, 2009) through December 31, 2009 and was approximately $2,377,000.  This primarily related to the cash used for  purchase of certain assets of Valley Anesthesia Educational Programs, Inc. in the amount of $2,000,000, the acquisition of Training Direct in the amount of $200,000 and the purchase of fixed assets, the website for online testing and other assets in the approximate amount of approximately $101,000.

Net cash provided by financing activities was related for the period from inception of EII (July 20, 2009) through December 31, 2009 was approximately $2,450,000.  This amount was from the net proceeds from the sale of common stock and options.

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

Results of Operations

The following table shows the results of our business.  All references to the results include the results of operations of EII from July 20, 2009, the date of inception, and results of operations of VAI from August 20, 2009, the date of purchase of certain assets and operations of Valley Anesthesia Educational Programs, Inc., thorough December 31, 2009.

For the Period from July 20, 2009 (Inception) through December 31, 2009

		% of
		Revenue
PERIOD ENDED DECEMBER 31	2009	2009

NET REVENUE	$850,285	100%
COST OF REVENUE	221,155	26%
SELLING AND ADMINISTRATIVE EXPENSES	377,590	44%
ACQUISITION COSTS	393,015	46%
STOCK BASED COMPENSATION	754,417	89%
DEPRECIATION AND AMORTIZATION	140,490	17%
TOTAL OPERATING EXPENSES	1,886,667	222%
(LOSS) FROM OPERATIONS	(1,036,382)	-122%
INTEREST EXPENSE	(37,867)	-4%
INTEREST AND DIVIDEND INCOME	293	0%
TOTAL OTHER EXPENSE	(37,574)	-4%
(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,073,956)	-126%
INCOME TAXES	-	0%
NET (LOSS)	$(1,073,956)	-126%

Revenue.   Net revenue for the period ended December 31, 2009 was approximately $850,000, which was the revenue of VAI. The Company conducted 3 courses during the period and fees for these courses accounted for approximately 41% of revenue.  Beginning in September, the Company began shipping the 2010 manuals and Memory Master study guides, which accounted for approximately 59% of revenue.

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

Income taxes. The Company’s current income tax expense related to Federal and state income taxes was approximately $19,000 and a deferred income tax benefit has been reflected in the amount of $19,000.   Due to the uncertainty of the Company’s ability to utilize net operating loss carryforwards in the future, the Company has provided a valuation allowance in the amount of approximately $454,000 on the deferred tax asset in the approximate amount of $473,000.

 Net loss.   The Company incurred a net loss of approximately $1,074,000 for the period ended December 31, 2009.  The Company’s fiscal 2009 revenue less related cost of revenue and selling and administrative expenses resulted in income of approximately $252,000 prior to acquisition related costs of approximately $393,000, stock based compensation costs of approximately $755,000, depreciation and amortization attributable primarily to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. in the approximate amount of $140,000, and interest on notes issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. in the approximate amount of $37,000.  This resulted in a loss of approximately $1,074,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Florham Consulting Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Florham Consulting Corp. and Subsidiaries (the "Company"), as of December 31, 2009, and the related consolidated statements of operations, change in shareholders' equity, and cash flows for the period from inception (July 20, 2009) to December 31, 2009. The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Florham Consulting Corp. and Subsidiaries as of December 31, 2009 and the results of its consolidated operations and its cash flows for the initial period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying 2009 consolidated financial statements have been restated.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
New York, New York
March 31, 2010 (July 28, 2010 as to the effects of the restatement discussed in Note 1)

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2009 (Restated)

ASSETS
Current Assets
Cash and cash equivalents	$560,497
Accounts receivable, net of allowance for uncollectable accounts of $12,688	177,237
Inventory	43,836
Other current assets	41,197
822,767

Fixed Assets
Furniture and equipment	96,797
Leasehold improvements	73,575
170,372
Accumulated Depreciation	(5,394)
164,978

Other Assets
Tradename/Trademark/content/customer relationships/certification and other intangibles, net of $114,066 in accumulated amortization	3,994,935
Non-compete agreements, net of $25,595 in accumulated amortization	231,405
Deferred tax asset	19,245
Goodwill	323,296
Other	90,013
4,658,894

$5,646,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term liabilities	$78,743
Accounts payable	112,210
Accrued liabilities	68,371
Income taxes payable	19,245
Deferred revenue	708,562
987,131

Long-term Liabilities
Note payable, net of current portion	1,680,037
Capital lease obligation, net of current portion	31,870
Other	199,495
1,911,402

2,898,533

Shareholders' Equity
Preferred stock - 2,000,000 shares authorized, $.0001 par value, 250,000 shares designated as Series A, issued and outstanding	25
Common stock - 10,000,000 shares, $.0001 par value, authorized, 6,525,981 shares issued and outstanding	653
Additional paid In capital	3,841,677
Accumulated deficit	(1,073,956)
Notes receivable	(20,293)
2,748,106

$5,646,639

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations
July 20, 2009 (Inception) Through December 31, 2009 (Restated)

Revenue, net	$850,285

Operating Expenses
Cost of revenue	221,155
Selling and administrative expenses	377,590
Acquisition-related costs	393,015
Stock based compensation	754,417
Depreciation and amortization	140,490
1,886,667

Loss from Operations	(1,036,382)

Other Income (Expense)
Interest income	293
Interest expense	(37,867)
(37,574)

Loss from Operations Before Income Taxes	(1,073,956)

Income Taxes
Current	19,245
Deferred	(19,245)
-

Net Loss	$(1,073,956)

Net Loss Per Common Share - basic and diluted	$(0.17)

Weighted Average Number of Shares Oustanding - basic and diluted	6,166,700

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity
July 20, 2009 (Inception) Through December 31, 2009 (Restated)

					Common Stock	Additional	Retained		Total
	Preferred Stock		Common Stock		Warrants	Paid In	Earnings	Notes	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Receivable	Equity

Balance - July 20, 2009	-	$-	-	$-	-	$-	$-	$-	$-

Proceeds from sale of common stock	-	-	16,666,667	16,667		2,483,333	-	-	2,500,000

Common stock options issued in exchange for notes receivable	-	-	-	-	-	20,000	-	(20,000)	-

Costs incurred in sale of common stock	-	-	-	-	-	(49,844)	-	-	(49,844)

Compensatory element of stock options and warrants	-	-	-	-	-	755,255	-	-	755,255

Interest on notes receivable	-	-	-	-	-	-	-	(293)	(293)

Shares issued for purchase of subsidiary	-	-	359,281	36	-	599,964	-	-	600,000

Effect of shares issued in reverse merger	250,000	25	(10,666,667)	(16,067)	-	16,042	-	-	-

Effect of shares assumed in reverse merger	-	-	166,700	17	-	16,927	-	-	16,944

Warrants assumed in reverse merger	-	-	-	-	930,000		-		-

Net Loss	-	-	-	-	-	-	(1,073,956)	-	(1,073,956)

Balance - December 31, 2009	250,000	$25	6,525,981	$653	930,000	$3,841,677	$(1,073,956)	$(20,293)	$2,748,106

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
July 20, 2009 (Inception) Through December 31, 2009 (Restated)

Cash Flows Provided by Operating Activities
Net loss	$(1,073,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140,490
Interest income added to note principal	(293)
Interest expense added to note principal	37,867
Deferred taxes	(19,245)
Compensatory element of stock options and warrants	757,767
(Increase) Decrease in:
Accounts receivable	4,725
Inventory	(43,836)
Other current assets	(10,691)
Increase (Decrease) in:
Accounts payable	(1,211)
Accrued liabilities	47,626
Income taxes payable	19,245
Deferred revenue	458,540
Net cash provided by operating activities	317,028

Cash Flows Used In Investing Activities
Purchase of intangible assets	(2,018,734)
Purchase of non-compete agreements	(257,000)
Purchase of fixed assets	(13,298)
Online testing website development costs	(47,655)
Other Assets	(40,000)
Net cash used in investing activities	(2,376,687)

Cash Flows Provided By Financing Activities
Proceeds from sale of common stock	2,450,156

Net Increase In Cash and Cash Equivalents	390,497

Cash Acquired	170,000

Cash and Cash Equivalents - end of period	$560,497

Non-Cash Investing and Financing Activities
Acquisition of Tradename/Trademarks/Content/Other Intangible Assets and Goodwill, Net of Cash Payments	$2,488,185
Note Payable Incurred	1,702,883
Other Long Term Liabilities Incurred	199,495
Issuance of Common Stock in Purchase of Subsidiary	600,000
Sale of Options to Officers for Interest Bearing Notes	20,000
Assumption of Capital Lease Obligations	49,900

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-
Taxes	$-

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 (Restated)

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

The financial statements have been restated to reclassify the previously reported loss on discontinued operations of the accounting acquiree to shareholder’s equity as a result of the reverse merger transaction.

The impact of the restatement on the consolidated financial statements as of December 31, 2009 and for the period from July 20, 2009 (Inception) through December 31, 2009 is summarized in the following tables:

		Previously
		Reported	Adjustment	Restated

Consolidated Balance Sheet (1) , (2)
Prepaid Expenses	(1)	$23,415	$(23,415)	$-
Assets of discontinued operations	(1)	17,782	(17,782)	-
Other current assets	(1)	-	41,197	41,197
Additional paid in capital	(2)	3,918,945	(77,268)	3,841,677
Accumulated Deficit	(2)	$(1,151,224)	$77,268	$(1,073,956)

(1)  The adjustment pertains to the reclassification of previously reported assets of discontinued operations and prepaid expenses into other current assets.

(2)  Includes the adjustment to reclassify the accumulated deficit of the registrant as of December 31, 2008 and the previously reported loss from discontinued operations to additional paid in capital.

Consolidated Statement of Operations (3)

Loss from Discontinued Operations	$(22,129)	$22,129	$-
Net Loss	(1,096,085)	22,129	(1,073,956)
Net Loss per Common Share - basic and diluted	$(0.47)	$0.01	$(0.46)

(3)  The adjustment reclassifies the previously reported loss on discontinued operations to additional paid in capital.

Consolidated Statement of Cash Flows (4)

Net Loss	$(1,096,085)	$22,129	$(1,073,956)
Loss from Discontinued Operations	22,129	(22,129)	-
Prepaid Expenses	(23,415)	23,415	-
Other current assets	-	(10,691)	(10,691)
Net cash provided by operating activities	304,303	12,725	317,028
Net Increase in Cash and Cash Equivalents	377,772	12,725	390,497
Cash Used in Discontinued Operating Activities	(13,072)	13,072	-
Cash balance of discontinued operations, beginning of the year	34,853	(34,853)	-
Cash balance of discontinued operations, end of the year	$(9,056)	$9,056	$-

(4)  The adjustment reflects the reclassification of the previously reported loss on discontinued operations to additional paid in capital and reclassification of certain balance sheet accounts which previously reported assets of discontinued operations.

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

b. Cash and Cash Equivalents - The Company considers all short-term investments, with an original maturity of three months or less, to be cash equivalents.  Accounts at banking institutions may at times exceed federally insured limits.  As of December 31, 2009, the Company had $331,818 over such limits.

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

r. Research and Development – Valley and Training Direct have been developing on-line educational programs, including Valley’s on-line testing examination center.  In addition, Valley’s and Training Direct’s programs are continually updated to ensure that student’s are always current with the most updated practices and procedures.  Any revisions to Training Direct’s curriculum are always reviewed by the Connecticut Department of Higher Education for final approval.  All Programs lead to certification from the National Health Career Association or Connecticut State Licensure.  To date, the costs of such research and development activities have been immaterial and are not borne by our customers.

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

The following are the unaudited pro forma results of operations of Florham for the year ended December 31, 2009 had the acquisitions described above been consummated at the beginning the year.  These results include (i) amortization of $330,571 of the purchase price allocated to fair value of intangible assets acquired in fiscal 2009; (ii) additional compensation of $131,250; (iii) the compensatory element of the unvested portion of time vesting options granted to management on December 31, 2009  of $344,261; (iv) interest income earned on the notes receivable from officers/stockholders taken back on the option sales of $507; and (v) interest expense on notes payable in connection with the purchase of certain assets of Valley Anesthesia Educational Programs, Inc. of $78,278.

			Training
Year Ended December 31, 2009	Florham	Valley	Direct	Total

Revenue	$850,285	$923,903	$1,149,489	$2,923,677
Operating Expenses:
Cost of Revenue	(221,155)	(196,502)	(623,106)	(1,040,763)
Interest Expense - net	(115,344)	3,674	(2,191)	(113,861)
Other expenses	(2,420,346)	(256,032)	(489,250)	(3,165,628)
Income Tax (Benefit) Expense	-	-	-	-
Net (Loss) Income	$(1,906,560)	$475,043	$34,942	$(1,396,575)

Net Loss Per Common Share - basic and diluted				$(0.21)

Weighted Average Number of Shares Outstanding - basic and diluted				6,525,981

4 – FIXED ASSETS

The Company’s fixed assets consist of the following at December 31, 2009:

Furniture and equipment	$96,797
Leasehold improvements	73,575
170,372
Less: Accumulated depreciation	5,394
Fixed assets at net book value	$164,978

Depreciation expense was $828 for the period ended December 31, 2009.

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

Total amortization expense was $139,661 for the period ended December 31, 2009.

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

Future annual payments of these obligations as of December 31, 2009 are as follows:

Year Ending December 31,

2010	$23,276
2011	22,329
2012	12,715
58,319

Less amount representing interest	8,419
49,900

Less current portion	18,030
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

11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Bridgeport, CT facility under a lease that expires October 8, 2019, with an option to renew for an additional five years.  Terms of the lease require minimum monthly payments of $5,850 plus annual increases of three percent or the CPI annual increase, if greater. The Company must pay for repairs, maintenance and insurance under this lease.

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

Rent expense for the period ended December 31, 2009 was $15,655.

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

12 – LOSS PER SHARE

For the period ended December 31, 2009, the conversion of preferred stock, exercise of warrants, stock options, and escrow shares issued in purchase of subsidiary were excluded in the computations of the Company’s diluted loss per share because the Company reported net losses from continuing operations. Anti-dilutive common share equivalents excluded were as follows:

Conversion of preferred stock	12,278,333
Exercise of warrants	930,000
Vested stock options	548,350
Nonvested stock options	2,887,978
Escrow shares issued in purchase of subsidiary	179,641

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

	As reported	Pro Forma
		(Unaudited)

Net Loss Per Common Share	$(0.17)	$(0.06)

Weighted Average Number of Common Shares Outstanding	6,166,700	18,445,033

13 – INCOME TAXES

The provision for income taxes consists of the following:

Current:
Federal	$10,000
State	9,245
Total current	19,245
Deferred:
Federal	(10,000)
State	(9,245)
Total deferred	(19,245)
Total provision for income taxes	$-

Net deferred tax assets (liabilities) would have included the following components:

		Deferred Tax Asset (Liability)
	Temporary
	Difference	Federal	State	Total

For the period ended December 31, 2009
Accumulated depreciation and amortization	$37,022	$11,455	$3,332	$14,787
Stock based compensation	754,417	233,417	67,898	301,315
Acquisition-related costs	393,015	121,599	35,371	156,970
Valuation allowance	-	(356,471)	(97,356)	(453,827)
	$1,184,454	$10,000	$9,245	$19,245

The following it a reconciliation of income taxes computed at the U. S. Federal income tax rate to the actual effective income tax provision:

	% of Pre-Tax Income
	For the Period Ended
	December 31, 2009
Statutory Federal income tax rate	(34.0	) %
Non-deductible costs	(2.3	) %
State income taxes, net of Federal tax benefit	0.6%
Tax valuation allowance	35.7%
Other, net	0.0%
	0.0%

14 – SUBSEQUENT EVENTS

Subsequent events have been evaluated for disclosure and recognition through the time of filing our annual report on Form 10-K/A.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 2 to the Form 10-K/A Annual Report to be signed on its behalf by the undersigned on July 28, 2010, thereunto duly authorized.

FLORHAM CONSULTING CORP.

By:	/s/ Joseph J. Bianco
Joseph J. Bianco Chief Executive Officer (Principal Executive Officer)
By:	/s/ Kellis Veach
Kellis Veach Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Form 10-K/A Annual Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph J. Bianco Joseph J. Bianco	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	July 28, 2010

/s/ Kellis Veach Kellis Veach	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 28, 2010

/s/ Anil K. Narang Anil K. Narang	President, Chief Operating Officer and Director	July 28, 2010

/s/ Dov Perlysky Dov Perlysky	Director	July 28, 2010

Howard Spindel	Director

/s/ David Cohen David Cohen	Director	July 28, 2010