Form 10-Q/A
period 2010-03-31
FLORHAM CONSULTING CORP
filed 2010-07-29
CIK 1384086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

845 Third Avenue, 6 th Floor, New York, New York 10022
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

 EXPLANATORY NOTE

Florham Consulting Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended March 31, 2010, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 (the “Original Form 10-Q”), to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC dated as of June 17, 2010, which include, without limitation, restating the financial statements to eliminate the results of the accounting acquiree pursuant to the reverse merger.

This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures set forth in this explanatory note, the information in this Form 10-Q/A has not been updated to reflect events that occurred after May 14, 2010, the filing date of our Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings. The following sections have been amended, without limitation:

Part II – Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II – Item 8. Financial Statements and Supplementary Data.

Except as set forth above, all other information in the Company’s Original Form 10-Q remains unchanged. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

Florham Consulting Corp.
Quarterly Report on Form 10-Q/A

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of
	March 31, 2010
	(Restated)	As of
	(Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$511,824	$560,497
Accounts receivable, net of allowance for uncollectable accounts of $14,052 as of March 31, 2010 and $12,688 as of December 31, 2009	224,969	177,237
Inventory	10,003	43,836
Other current assets	82,319	41,197
	829,115	822,767

Fixed Assets
Furniture and equipment	100,526	96,797
Leasehold improvements	73,575	73,575
	174,101	170,372
Accumulated Depreciation	(10,711)	(5,394)
	163,390	164,978

Other Non-Current Assets
Tradename/Trademark/content/customer relationships/certification and other intangibles, net of accumulated amortization of $211,844 as of March 31, 2010 and $114,066 as of December 31, 2009	3,897,156	3,994,935
Non-compete agreements, net of accumulated amortization of $45,375 as of March 31, 2010 and $25,595 as of December 31, 2009	211,625	231,405
Deferred tax asset	19,245	19,245
Goodwill	323,296	323,296
Other	90,048	90,013
	4,541,370	4,658,894

	$5,533,875	$5,646,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term liabilities	$187,105	$78,743
Accounts payable	95,224	112,210
Accrued liabilities	62,247	68,371
Income taxes payable	-	19,245
Deferred revenue	678,413	708,562
	1,022,989	987,131

Long-term Liabilities
Note payable	1,600,905	1,680,037
Capital lease obligations	25,845	31,870
Other	199,495	199,495
	1,826,245	1,911,402

	2,849,234	2,898,533

Shareholders' Equity
Preferred stock - 2,000,000 shares authorized, $.0001 par value, 250,000 shares designated as Series A, issued and outstanding as of March 31, 2010 and December 31, 2009	25	25
Common stock - 10,000,000 shares, $.0001 par value, authorized, shares issued and outstanding; 6,705,622 as of March 31, 2010 and 6,525,981 as of December 31, 2009	671	653
Additional paid In capital	4,047,229	3,841,677
Accumulated Deficit	(1,223,286)	(1,073,956)
Shares held in escrow	(119,505)	-
Notes receivable	(20,493)	(20,293)
	2,684,641	2,748,106

	$5,533,875	$5,646,639

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations
Three Months Ended March 31, 2010 (Restated)
(Unaudited)

Revenue, net	$797,764

Operating Expenses
Cost of revenue	311,951
Selling and administrative expenses	395,244
Stock based compensation	86,065
Depreciation and amortization	122,876
916,136

Loss from Operations	(118,372)

Other Income (Expense)
Interest income	362
Interest expense	(31,320)
(30,958)

Loss Before Income Taxes	(149,330)

Income Taxes	-

Net Loss	$(149,330)

Net Loss Per Common Share - basic and diluted:	$(0.02)

Weighted Average Number of Shares Oustanding - basic and diluted	6,525,981

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity
Three Months Ended March 31, 2010 (Restated)
(Unaudited)

					Common Stock	Additional				Total
	Preferred Stock		Common Stock		Warrants	Paid In	Accumulated	Shares Held	Notes	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	in Escrow	Receivable	Equity

Balance - December 31, 2009	250,000	$25	6,525,981	$653	930,000	$3,841,677	$(1,073,956)	$-	$(20,293)	$2,748,106

Shares issued into escrow	-	$-	179,641	18	-	119,487	-	(119,505)	-	-

Stock based compensation	-	-	-	-	-	86,065	-		-	86,065

Interest on notes receivable	-	-	-	-	-	-	-		(200)	(200)

Net Loss	-	-	-	-	-	-	(149,330)		-	(149,330)

Balance - March 31, 2010	250,000	$25	6,705,622	$671	930,000	$4,047,229	$(1,223,286)	$(119,505)	$(20,493)	$2,684,641

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
Three Months Ended March 31, 2010 (Restated)
(Unaudited)

Cash Flows Provided by (Used In) Operating Activities
Net loss	$(149,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	122,876
Interest income added to note principal	(200)
Interest expense added to note principal	28,951
Stock based compensation	86,065
(Increase) Decrease in:
Accounts Receivable	(47,732)
Inventory	33,833
Other current assets	(38,229)
(Decrease) in:
Accounts payable	(16,987)
Accrued liabilities	(6,123)
Income taxes payable	(22,138)
Deferred revenue	(30,149)
Net cash used in operating activities	(39,163)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(3,729)
Other Assets	(35)
Net cash used in investing activities	(3,764)

Cash Flows Used In Financing Activities
Payments of capital lease obligations	(5,746)

Net Decrease In Cash	(48,673)

Cash - beginning of period	560,497

Cash - end of period	$511,824

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$2,368
Taxes	$14,313

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2010 (Restated)
(Unaudited)

 1 -  ORGANIZATION AND NATURE OF BUSINESS

Florham Consulting Corp. (“Florham”) was formed on February 9, 2005, as a Delaware Corporation and has its corporate offices located in New York, NY. On December 31, 2009, Florham completed a reverse merger with Educational Investors, Inc. (“EII”). Under accounting principles generally accepted in the United States, the share exchange is considered to be an in substance capital transaction, as opposed to a business combination.  Accordingly, the share exchange is equivalent to the issuance of stock by Florham for the net monetary assets of EII, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, with no goodwill being recorded.  Under reverse takeover accounting, the post reverse acquisition fiscal 2009 historical financial statements of the legal acquirer, Florham, are those of the legal acquiree which is considered to be the accounting acquirer, EII.  Shares and per share amounts reported have been adjusted to reflect the recapitalization resulting from the reverse merger. The financial statements have been restated to delete the acquiree’s results of operations and cash flows for the comparative prior period.

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

2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited.  In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2009.  The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

Rent expense for the three months ended March 31, 2010 was $28,700.

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

5 – LOSS PER SHARE

The following table presents a reconciliation of the denominators used in the loss per share calculations for the three months ended March 31, 2010.

Weighted average common shares	6,525,981
Potentially dilutive common equivalent shares:
Conversion of preferred stock	-
Exercise of warrants	-
Vested stock options	-
Nonvested stock options	-
Escrow shares issued in purchase of subsidiary	-
Weighted average common shares and
potentially dilutive common equivalent shares	6,525,981

For the three months ended March 31, 2010, the conversion of preferred stock, exercise of warrants, stock options, and escrow shares issued in purchase of subsidiary were excluded in the computations of the Company’s diluted loss per share because the Company reported net losses from continuing operations. Shares excluded were as follows:

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

	Historical	Pro Forma

Net Loss Per Common Share	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	6,525,981	18,804,214

6 – SUBSEQUENT EVENTS

Subsequent events have been evaluated for disclosure and recognition through the time of filing our report on Form 10-Q/A.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FORM 10-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 28, 2010 AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION, SEE “CAUTIONARY   STATEMENT REGARDING FORWARD-LOOKING STATEMENTS ” SET FORTH IN THIS REPORT.

Overview

Florham Consulting Corp. ("Florham Consulting" or the "Company" or "we") was formed on February 9, 2005 as a Delaware corporation.  We have included elsewhere herein the condensed consolidated financial statements of Florham Consulting Corp. and Subsidiaries as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010. On December 31, 2009, Florham Consulting completed a reverse merger with Educational Investors, Inc. (“EII”). Under accounting principles generally accepted in the United States, the share exchange is considered to be an in substance capital transaction, as opposed to a business combination.  Accordingly, the share exchange is equivalent to the issuance of stock by Florham for the net monetary assets of EII, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, with no goodwill being recorded.  Under reverse takeover accounting, the post reverse acquisition fiscal 2009 historical financial statements of the legal acquirer, Florham, are those of the legal acquiree which is considered to be the accounting acquirer, EII.  Share and per share amounts reported have been adjusted to reflect the recapitalization resulting from the reverse merger.

EII was incorporated on July 20, 2009.  EII through its wholly-owned subsidiary, Valley Anesthesia, Inc. (“Valley”), purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. (“VAEP”) effective August 20, 2009. EII acquired the Membership Interest in Training Direct LLC (“Training Direct”) effective December 31, 2009.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the condensed consolidated financial statements of Florham Consulting Corp. and Subsidiaries as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and should be read in conjunction with such financial statements and related notes included herein.

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

Results of Operations

The following table shows the results of our business for the three months ended March 31, 2010.

Three Months Ended March 31, 2010

		% of
		Revenue
THREE MONTHS ENDED MARCH 31,	2010	2010

NET REVENUE	$797,764	100%
COST OF REVENUE	311,951	39%
SELLING AND ADMINISTRATIVE EXPENSES	395,244	50%
STOCK BASED COMPENSATION	86,065	11%
DEPRECIATION AND AMORTIZATION	122,876	15%
TOTAL OPERATING EXPENSES	916,136	115%
(LOSS) FROM OPERATIONS	(118,372)	-15%
INTEREST EXPENSE	(31,320)	-4%
INTEREST INCOME	362	0%
TOTAL OTHER EXPENSE	(30,958)	-4%
(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(149,330)	-19%
INCOME TAXES	-	0%
NET (LOSS)	$(149,330)	-19%

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

(b) Internal Controls over Financial Reporting . Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

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

Date: July 29, 2010

By:	/s/ Kellis Veach
Kellis Veach Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 29, 2010