Form 10-Q
period 2010-06-30
FLORHAM CONSULTING CORP
filed 2010-08-13
CIK 1384086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2010

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
Yes  ☐ No  ☐

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

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of August 12, 2010: 7,567,656, of which 179,641 shares are held in escrow subject to future earnings attainment.

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

•
we may not be able to complete our proposed acquisition of 100% of the equity interests of Educational Training Institute, Inc., Culinary Tech Center, LLC and Professional Culinary Institute LLC (collectively, the “Culinary Group”);

•	we need additional capital to support our operations and to complete our acquisition of the Culinary Group and we may not be able to obtain such capital on acceptable terms;

•	our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.;

•	we may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively;

•	insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur;

•	there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities;

•	the market price of our common stock may be volatile;

•	the outstanding convertible securities may adversely affect us in the future and cause dilution to existing shareholders;

•	our common stock may be considered a “penny stock” and may be difficult to sell; and

•	we have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of
	June 30,	As of
	2010	December 31,
	(Unaudited)	2009

ASSETS
Current Assets
Cash	$286,135	$560,497
Accounts receivable, net of allowance for uncollectable accounts of $9,901 as of June 30, 2010 and $12,688 as of December 31, 2009	156,089	177,237
Inventory	1,590	43,836
Other current assets	149,254	41,197
	593,068	822,767

Fixed Assets
Furniture and equipment	145,193	96,797
Leasehold improvements	76,172	73,575
	221,365	170,372
Accumulated Depreciation	(16,180)	(5,394)
	205,185	164,978

Other Non-Current Assets
Tradename/Trademark/content/customer relationships/certification and other intangibles, net of accumulated amortization of $309,622 as of June 30, 2010 and $114,066 as of December 31, 2009	3,799,379	3,994,935
Non-compete agreements, net of accumulated amortization of $65,155 as of June 30, 2010 and $25,595 as of December 31, 2009	191,845	231,405
Deferred tax asset	19,245	19,245
Goodwill	323,296	323,296
Other	90,150	90,013
	4,423,915	4,658,894

	$5,222,168	$5,646,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of other liabilities	$297,948	$78,743
Short term notes	150,000	-
Accounts payable	161,789	112,210
Accrued liabilities	61,484	68,371
Income taxes payable	-	19,245
Deferred revenue	271,744	708,562
	942,965	987,131

Other Liabilities
Note payable	1,520,459	1,680,037
Capital lease obligations	20,403	31,870
Other	199,495	199,495
	1,740,357	1,911,402

	2,683,322	2,898,533

Shareholders' Equity
Preferred stock - 2,000,000 shares authorized, $.0001 par value, 250,000 shares designated as Series A, issued and outstanding as of June 30, 2010 and December 31, 2009	25	25
Common stock - 10,000,000 shares, $.0001 par value, authorized, shares issued and outstanding; 7,567,656 as of June 30, 2010 and 6,525,981 as of December 31, 2009	757	653
Additional paid In capital	4,133,208	3,841,677
Accumulated Deficit	(1,454,944)	(1,073,956)
Shares held in escrow	(119,505)	-
Notes receivable	(20,695)	(20,293)
	2,538,846	2,748,106

	$5,222,168	$5,646,639

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statements of Operations
Three and Six Months Ended June 30, 2010
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010

Revenue, net	$767,859	$1,565,623

Operating Expenses
Cost of revenue	283,885	595,836
Selling and administrative expenses	475,873	871,117
Stock based compensation	86,065	172,130
Depreciation and amortization	123,026	245,902
	968,849	1,884,985

Loss from Operations	(200,990)	(319,362)

Other Income (Expense)
Interest income	358	720
Interest expense	(31,026)	(62,346)
	(30,668)	(61,626)

Loss Before Income Taxes	(231,658)	(380,988)

Income Taxes	-	-

Net Loss	$(231,658)	$(380,988)

Net Loss Per Common Share - basic and diluted:	$(0.03)	$(0.06)

Weighted Average Number of Shares Oustanding -
basic and diluted	6,810,168	6,668,860

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity
Six Months Ended June 30, 2010
(Unaudited)

					Common Stock	Additional		Shares		Total
	Preferred Stock		Common Stock		Warrants	Paid In	Accumulated	Held in	Notes	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Escrow	Receivable	Equity

Balance - December 31, 2009	250,000	$25	6,525,981	$653	930,000	$3,841,677	$(1,073,956)	$-	$(20,293)	$2,748,106

Shares issued into escrow	-	$-	179,641	18	-	119,487	-	(119,505)	-	-

Stock based compensation	-	-	-	-	-	172,130	-	-	-	172,130

Interest on notes receivable	-	-	-	-	-	-	-	-	(402)	(402)

Stock issued for cashless exercise of warrants	-	-	862,034	86	(878,000)	(86)	-	-	-	-

Warrants issued for notes payable	-	-	-	-	70,500	-	-	-	-	-

Net Loss	-	-	-	-	-	-	(380,988)		-	(380,988)

Balance - June 30, 2010	250,000	$25	7,567,656	$757	122,500	$4,133,208	$(1,454,944)	$(119,505)	$(20,695)	$2,538,846

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
Six Months Ended June 30, 2010
(Unaudited)

Cash Flows Provided by (Used In) Operating Activities
Net loss	$(380,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	245,902
Interest income added to note principal	(402)
Interest expense added to note principal	58,385
Stock based compensation	172,130
(Increase) Decrease in:
Accounts Receivable	21,148
Inventory	42,246
Other current assets	(108,057)
(Decrease) in:
Accounts payable	49,579
Accrued liabilities	(6,887)
Income taxes payable	(19,245)
Deferred revenue	(436,818)
Net cash used in operating activities	(363,007)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(50,993)
Other Assets	(137)
Net cash used in investing activities	(51,130)

Cash Flows Provided By Financing Activities
Proceeds from short term notes	150,000
Payments of capital lease obligations	(10,225)
Net cash provided by financing activities	139,775

Net Decrease In Cash	(274,362)

Cash - beginning of period	560,497

Cash - end of period	$286,135

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$3,961
Taxes	$22,138

See notes to consolidated financial statements

FLORHAM CONSULTING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010
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

b. Cash and Cash Equivalents - The Company considers all short-term investments, with an original maturity of three months or less, to be cash equivalents.  Accounts at banking institutions may at times exceed federally insured limits.  As of June 30, 2010 and December 31, 2009, the Company had $0 and $331,818 over such limits, respectively.

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

f. Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and deferred revenue which approximate fair value because of their short maturities.  The Company’s notes payable (or long-term debt) approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2010.

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

h. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required.  At June 30, 2010, the Company does not believe that any impairment has occurred.

i. Recently Issued Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

j. Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  Deferred tax assets are based on the differences in the amortizable lives of intangible assets and goodwill, capitalization of acquisition costs and the timing of stock based compensation deductions for income tax and financial reporting purposes.  An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.  As of June 30, 2010 and December 31, 2009, the Company established a valuation allowance against the deferred tax assets in the approximate amounts of $544,000 and $454,000, respectively.  Adjustment to the deferred tax assets and liabilities balances are recognized in income as they occur. The Company has determined that there are no uncertain tax positions pursuant to ASC 740 and does not expect this to change over the next twelve months.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision.

In addition to its Federal income tax return, the Company and its subsidiaries are obligated to file tax returns in various states.  All periods within the applicable jurisdictions’ statute of limitations remain open to government audit.

k. Stock Based Compensation - The Company recognizes the cost of directors, consultants and employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant over the requisite service period.   The fair value of the options of $86,065 and $172,130 was charged to operations as compensation during the three and six months ended June 30, 2010.  At June 30, 2010, there was $287,556 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period ending December 31, 2011.  There are 622,640 options under the plan available for future grants.

3 – SHORT TERM NOTES

On June 30, 2010, the Company consummated a private offering with two lenders pursuant to which the Company sold and issued (i) an aggregate of $150,000 of 13.5% promissory notes due September 30, 2010; and (ii) warrants to purchase an aggregate of 70,500 shares of common stock at an exercise price of $0.50 per share, subject to certain adjustments as described in the warrants, beginning on June 30, 2010 through June 30, 2015.  The fair value of the warrants of $154,147 will be charged to operations as interest expense over the term of the notes.  The fair value of the options was determined by the Black-Scholes option pricing model using the following assumptions; forfeiture rate of 0%, risk free interest rate of 0.32%, volatility 85.60%, expected life 5 years, and dividend rate 0%.

4 – OTHER LIABILITIES

Included in other liabilities is an obligation to the sellers of certain assets of Valley Anesthesia Educational Programs, Inc. to receive 40% of the future net revenues, as defined, from two new revenue sources for the three year periods ended December 31, 2012.  The present value of the net revenues the sellers are expected to receive is $79,990.

Also included in other long-term liabilities is an obligation to the selling members of Training Direct which provides for the issuance of 179,641 shares of the Company’s Common Stock having a deemed value of $300,000 (the “Escrow Shares”).  The Escrow Shares were issued on March 3, 2010 and are being held in escrow and will be released therefrom subject to the Company achieving certain performance targets as set for in the Interest Purchase Agreement. The present value of the Escrow Shares the selling members are expected to receive is $119,505 as of the acquisition date.

The escrow shares are shown as a reduction to shareholders’ equity.

5 – CAPITAL TRANSACTIONS

On June 1, 2010, holders of warrants to purchase an aggregate of 878,000 shares of common stock exercised such warrants on a cashless basis and an aggregate of 862,034 shares were issued to such holders.

6 – COMMITMENTS AND CONTINGENCIES

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

The minimum payments under lease obligations are as follows:

For the period from July 1,
through December 31, 2010
2010	$36,796

For the years ended December 31,
2011	72,848
2012	75,034
2013	77,285
2014	79,603
Thereafter	411,717
Total	$753,283

Rent expense for the three and six months ended June 30, 2010 was $28,700 and $57,399, respectively.

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

Employment and Consulting Agreements

The Company and its subsidiaries have entered into various employment contracts with its executives and an agreement with a consultant.  In addition to base compensation, the contracts provide for compensation adjustments, as described in the agreements, plus stock options.  The total base compensation commitment of the contracts is as follows:

For the period from July 1,
through December 31, 2010	$410,534

For the years ended December 31,
2011	548,397
2012	345,000

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

7 – LOSS PER SHARE

The following table presents a reconciliation of the denominators used in the loss per share calculations for the three and months six ended June 30, 2010.

	Three months	Six months
	ended	ended
	June 30, 2010	June 30, 2010

Weighted average common shares	6,810,168	6,668,860
Potentially dilutive common equivalent shares:
Conversion of preferred stock	-	-
Exercise of warrants	-	-
Vested stock options	-	-
Nonvested stock options	-	-
Escrow shares issued in purchase of subsidiary	-	-
Weighted average common shares and potentially dilutive common equivalent shares	6,810,168	6,668,860

For the three and six months ended June 30, 2010, the conversion of preferred stock, exercise of warrants, stock options, and escrow shares issued in purchase of subsidiary were excluded in the computations of the Company’s diluted loss per share because the Company reported net losses. Shares excluded were as follows:

Conversion of preferred stock	12,278,333
Exercise of warrants	122,500
Vested stock options	548,350
Nonvested stock options	2,887,978
Escrow shares issued in purchase of subsidiary	179,641

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

	Three Months Ended
	June 30, 2010
	As Reported	Pro Forma

Net Loss Per Common Share	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding	6,810,168	19,088,501

	Six Months Ended
	June 30, 2010
	As Reported	Pro Forma

Net Loss Per Common Share	$(0.06)	$(0.02)

Weighted Average Number of Common Shares Outstanding	6,668,860	18,947,193

8 – PROPOSED ACQUISITION

Effective as of May 21, 2010, the Company entered into a membership interest purchase agreement and a separate agreement and plan of merger (the “Culinary Purchase Agreements”) with the equity owners of Culinary Tech Center LLC (“CTC”) and Professional Culinary Institute LLC (“PCI”), both New York limited liability companies, and Educational Training Institute, Inc., a New York corporation (collectively, the “Culinary Group”).  Joseph Monaco, one of the principals of the Culinary Group was a former owner of Training Direct.   The Company is seeking to acquire the Culinary Group for $5.5 million, consisting of $3 million cash and $2.5 million of our common stock.  The agreements also include two earn-out provisions consisting of (i) an additional $2.0 million of our common stock and $500,000 in cash if the Culinary Group achieves 2010 or 2011 pre-tax income hurdles of $1.65 million and $1.9 million, respectively, and (ii) an additional $750,000 in cash if, among other things, the Culinary Group achieves a 2010 pre-tax income hurdle of $2.1 million.

Under the terms of the merger agreement, Educational Training Institute (“ETI”) will be merged into a newly formed wholly-owned acquisition subsidiary of the Company with ETI as the surviving corporation of the merger.  The ETI stockholders will receive $2.5 million of our common stock to be valued at the volume weighted average price (“VWAP”) of our common stock as traded on the FINRA OTC Bulletin Board or other national securities exchange for the 20 trading days immediately prior to the closing date.  In addition, the ETI stockholders are entitled to receive contingent merger consideration in the form of $2,000,000 payable in the form of additional shares of the Company’s common stock, based upon the Culinary Group reaching either $1.65 million or $1.9 million of pre-tax income levels in 2010 or 2011, respectively.  The contingent merger consideration is valued based on the VWAP of the Company’s common stock for the 20 trading days prior to determination of the applicable pre-tax income of the Culinary Group in fiscal 2010 or 201l.  The merger agreement also permits the ETI stockholders to require the Company to repurchase for cash up to $500,000 of the contingent merger consideration in the event the 2010 or 2011 target pre-tax income levels are achieved.

Under the terms of the membership interest purchase agreement with Messrs. Joseph Monaco and Harold Kaplan (the sole members of CTC and PCI), immediately following consummation of the merger referred to above, ETI (then our wholly-owned subsidiary) will purchase from Messrs. Monaco and Kaplan 100% of the members interests equity of each of CTC and PCI.  The purchase price for such equity interests is $3.0 million, payable at closing in cash in equal amounts to Messrs. Monaco and Kaplan.  The purchase agreement also provides that in the event the Culinary Group achieves the above target pre-tax income in 2010 or fiscal 2011, the Company is obligated to pay an additional $500,000 to the former members of CTC and PCI.  In addition, in the event that the Culinary Group is able to obtain in 2010 an additional five year agency agreement with New York State that provides minimum annual revenues of $1.5 million and $450,000 of incremental pre-tax profits in 2010, as a result of which the cumulative pre-tax income of the Culinary Group shall be greater than $2.1 million in fiscal 2010, then an additional $750,000 shall be payable in cash to the members of CTC and PCI by not later than December 31, 2011.

At closing of the transactions contemplated by both the merger and purchase agreements, Joseph Monaco and Harold Kaplan will enter into employment agreements with Florham expiring December 31, 2013, pursuant to which they shall serve as Executive Vice Presidents of the Company and the President and Chief Operating Officer, respectively, of the Culinary Group. Such executives shall each receive base salaries of $150,000 in 2010, increasing to $200,000 in 2011 and $250,000 in each of 2012 and 2013, and shall be entitled to discretionary bonuses, as determined by the Florham board of directors.

Consummation of the Culinary Group acquisition is subject to certain conditions, including, our obtaining the requisite financing, approval by the New York State Department of Education of the change of control of the Culinary Group, and completion of the necessary audits of the historical financial statements of the Culinary Group.  There can be no assurance that the Company will be able to consummate the Culinary Group acquisition or, if consummated, that it will prove to be beneficial to the Company.

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

Overview

Florham Consulting Corp. ("Florham Consulting" or the "Company" or "we") was formed on February 9, 2005 as a Delaware corporation.  We have included elsewhere herein the condensed consolidated financial statements of Florham Consulting Corp. and Subsidiaries as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010. On December 31, 2009, Florham Consulting completed a reverse merger with Educational Investors, Inc. (“EII”). Under accounting principles generally accepted in the United States, the share exchange is considered to be an in substance capital transaction, as opposed to a business combination.  Accordingly, the share exchange is equivalent to the issuance of stock by Florham for the net monetary assets of EII, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, with no goodwill being recorded.  Under reverse takeover accounting, the post reverse acquisition fiscal 2009 historical financial statements of the legal acquirer, Florham, are those of the legal acquiree which is considered to be the accounting acquirer, EII.  Share and per share amounts reported have been adjusted to reflect the recapitalization resulting from the reverse merger.

EII was incorporated on July 20, 2009.  EII through its wholly-owned subsidiary, Valley Anesthesia, Inc. (“Valley”), purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. (“VAEP”) effective August 20, 2009. EII acquired the Membership Interest in Training Direct LLC (“Training Direct”) effective December 31, 2009.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the condensed consolidated financial statements of Florham Consulting Corp. and Subsidiaries as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and should be read in conjunction with such financial statements and related notes included herein.

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

Summary of Significant Accounting Policies and Estimates

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K/A for the year ended December 31, 2009.  Note 2, “Summary of Significant Accounting Policies”, of the notes to our audited consolidated financial statements of our Annual Report on Form 10-K/A, for the year ended December 31, 2009, also includes a discussion of these and other significant accounting policies.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of approximately $350,000 after taking into account all current assets and all current liabilities, which liabilities include approximately $272,000 that will be earned during fiscal year 2010.

Net cash used in operating activities was approximately $363,000, which was primarily related to the Company incurring a loss for the period.

Net cash used in investing activities of approximately $51,000 was primarily related to the cash used for the purchase of fixed assets.

Net cash provided by financing activities of approximately $140,000 was related to the proceeds from issuance of notes in the amount of $150,000 net of payments of capital lease obligations in the approximate amount of $10,000.

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

Results of Operations

The following table shows the results of our business for the three months ended June 30, 2010:

Three Months Ended June 30, 2010

		% of
		Revenue
	2010	2010

NET REVENUE	$767,859	100%
COST OF REVENUE	283,885	37%
SELLING AND ADMINISTRATIVE EXPENSES	475,873	62%
STOCK BASED COMPENSATION	86,065	11%
DEPRECIATION AND AMORTIZATION	123,026	16%
TOTAL OPERATING EXPENSES	968,849	126%
(LOSS) FROM OPERATIONS	(200,990)	-26%
INTEREST EXPENSE	(31,026)	-4%
INTEREST INCOME	358	0%
TOTAL OTHER EXPENSE	(30,668)	-4%
(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(231,658)	-30%
INCOME TAXES	-	0%
NET (LOSS)	$(231,658)	-30%

Revenue.   Net revenue for the three months ended June 30, 2010 was approximately $768,000, which included revenue from distance learning and residential training educational programs of approximately 39%, revenue from review and update courses of approximately 53%, and revenue from the sale of manuals and Memory MasterTM study guides of approximately 8%.

Cost of Revenue.  Cost of revenue was approximately $284,000, which included costs associated with distance learning and residential training courses of approximately 62%, the cost of conference facilities for review and update courses of approximately 22% and other costs 16%.

Selling and Administrative Expenses.   Selling and administrative expenses were approximately $476,000, and include salaries, payroll taxes and benefits in the approximate amount of $272,000, costs associated with public company reporting in the approximate amount of $56,000, and other expenses of approximately $148,000.

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

Income taxes.  The Company incurred a loss for the three month period ended June 30, 2010, and therefore has not provided current income tax expense or deferred tax benefit since the Company cannot be assured that it is more likely than not that any such benefit would be fully utilized in the future.

The following table shows the results of our business for the six months ended June 30, 2010:

 Six Months Ended June 30, 2010

		% of
		Revenue
	2010	2010

NET REVENUE	$1,565,623	100%
COST OF REVENUE	595,836	38%
SELLING AND ADMINISTRATIVE EXPENSES	871,117	56%
STOCK BASED COMPENSATION	172,130	11%
DEPRECIATION AND AMORTIZATION	245,902	16%
TOTAL OPERATING EXPENSES	1,884,985	120%
(LOSS) FROM OPERATIONS	(319,362)	-20%
INTEREST EXPENSE	(62,346)	-4%
INTEREST INCOME	720	0%
TOTAL OTHER EXPENSE	(61,626)	-4%
(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(380,988)	-24%
INCOME TAXES	-	0%
NET (LOSS)	$(380,988)	-24%

Revenue.   Net revenue for the six months ended June 30, 2010 was approximately $1,566,000, which included revenue from distance learning and residential training educational programs of approximately 38%, revenue from review and update courses of approximately 44%, and revenue from the sale of manuals and Memory MasterTM study guides of approximately 18%.

Cost of Revenue.  Cost of revenue was approximately $596,000, which included costs associated with distance learning and residential training courses of approximately 57%, the cost of conference facilities for review and update courses of approximately 19% and other costs 24%.

Selling and Administrative Expenses.   Selling and administrative expenses were approximately $871,000, and include salaries, payroll taxes and benefits in the approximate amount of $526,000, costs associated with public company reporting in the approximate amount of $68,000, and other expenses of approximately $277,000.

Stock Based Compensation.   The Company recorded stock based compensation in the amount of approximately $172,000 primarily as the result of the Company granting 329,010 options to management in December 2009.

Depreciation and Amortization.  Depreciation and amortization was approximately $246,000.  This amount is substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. and allocated in the purchase of Training Direct.

Interest expense.  Interest expense in the amount of approximately $62,000 primarily relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Income taxes.  The Company incurred a loss for the six month period ended June 30, 2010, and therefore has not provided current income tax expense or deferred tax benefit since the Company cannot be assured that it is more likely than not that any such benefit would be fully utilized in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

As of the end of the period covered by this report, management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b) Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that we believe have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks to our business described in our Annual Report on Form-10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission on July 28, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective as of May 21, 2010, we entered into a membership interest purchase agreement and a separate agreement and plan of merger (the “Culinary Purchase Agreements”) with the equity owners of Culinary Tech Center LLC (“CTC”) and Professional Culinary Institute LLC (“PCI”), both New York limited liability companies, and Educational Training Institute, Inc., a New York corporation (collectively, the “Culinary Group”).  Joseph Monaco, one of the principals of the Culinary Group was a former owner of Training Direct.   We are seeking to acquire the Culinary Group for $5.5 million, consisting of $3 million cash and $2.5 million of our common stock.  The agreements also include two earn-out provisions consisting of (i) an additional $2.0 million of our common stock and $500,000 in cash if the Culinary Group achieves 2010 or 2011 pre-tax income hurdles of $1.65 million and $1.9 million, respectively, and (ii) an additional $750,000 in cash if, among other things, the Culinary Group achieves a 2010 pre-tax income hurdle of $2.1 million.

Under the terms of the merger agreement, Educational Training Institute (“ETI”) will be merged into our newly formed wholly-owned acquisition subsidiary with ETI as the surviving corporation of the merger.  The ETI stockholders will receive $2.5 million of our common stock to be valued at the volume weighted average price (“VWAP”) of our common stock as traded on the FINRA OTC Bulletin Board or on a national securities exchange for the 20 trading days immediately prior to the closing date.  In addition, the ETI stockholders are entitled to receive contingent merger consideration in the form of $2,000,000 payable in the form of additional shares of our common stock, based upon the Culinary Group reaching either $1.65 million or $1.9 million of pre-tax income levels in 2010 or 2011, respectively.  The contingent merger consideration is valued based on the VWAP of our common stock for the 20 trading days prior to determination of the applicable pre-tax income of the Culinary Group in fiscal 2010 or 201l.  The merger agreement also permits the ETI stockholders to require us to repurchase for cash up to $500,000 of the contingent merger consideration in the event the 2010 or 2011 target pre-tax income levels are achieved.

Under the terms of the membership interest purchase agreement with Messrs. Joseph Monaco and Harold Kaplan (the sole members of CTC and PCI), immediately following consummation of the merger referred to above, ETI (then our wholly-owned subsidiary) will purchase from Messrs. Monaco and Kaplan 100% of the members interests equity of each of CTC and PCI.  The purchase price for such equity interests is $3.0 million, payable at closing in cash in equal amounts to Messrs. Monaco and Kaplan.  The purchase agreement also provides that in the event the Culinary Group achieves the above target pre-tax income in 2010 or fiscal 2011, we are obligated to pay an additional $500,000 to the former members of CTC and PCI.  In addition, in the event that the Culinary Group is able to obtain in 2010 an additional five year agency agreement with New York State that provides minimum annual revenues of $1.5 million and $450,000 of incremental pre-tax profits in 2010, as a result of which the cumulative pre-tax income of the Culinary Group shall be greater than $2.1 million in fiscal 2010, then an additional $750,000 shall be payable in cash to the members of CTC and PCI by not later than December 31, 2011.

Consummation of the Culinary Group acquisition is subject to certain conditions, including, our obtaining the requisite financing, approval by the New York State Department of Education of the change of control of the Culinary Group, and completion of the necessary audits of the historical financial statements of the Culinary Group.  There can be no assurance that we will be able to consummate the Culinary Group acquisition or, if consummated, that it will prove to be beneficial to our company.

On June 1, 2010, holders of our June 2006 warrants to purchase an aggregate of 878,000 shares of our common stock exercised such warrants on a cashless basis pursuant to which we issued an aggregate of 862,034 shares to such holders.

On June 30, 2010, we consummated a private offering with two accredited investors and/or qualified institutional buyers  pursuant to which we sold and issued to the investors (i) an aggregate of $150,000 of our 13.5% promissory notes due September 30, 2010 (the “Maturity Date”); and (ii) warrants to purchase an aggregate of 70,500 shares of our common stock at an exercise price of $0.50 per share, subject to certain adjustments as set forth therein, beginning on June 30, 2010 through June 30, 2015. The notes pay interest at a rate of 13.5% per annum; provided that, in the event that the principal amount of the notes is not repaid in full on or prior to the Maturity Date, interest at the rate equal to the lesser of (i) the maximum legally permitted interest rate, and (ii) 18% per annum, shall accrue on the balance of any unpaid principal and accrued interest from the Maturity Date until such balance is paid.

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
Joseph J. Bianco Chief Executive Officer (Principal Executive Officer) Date: August 13, 2010

By:	/s/ Kellis Veach
Kellis Veach Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 13, 2010