Form 10-Q
period 2010-09-30
Oak Tree Educational Partners, Inc.
filed 2010-11-12
CIK 1384086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number    000-52634

OAK TREE EDUCATIONAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2329345
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

845 Third Avenue, 6th Floor, New York, New York 10022
(Address of principal executive offices)

(646) 290-5290
(Registrant's telephone number, including area code)

Florham Consulting Corp.
(Former name, former address and former fiscal year, if changed since last report)

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

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of November 4, 2010: 19,850,989, of which 179,641 shares are held in escrow subject to future earnings attainment.

Oak Tree Educational Partners, Inc.
Quarterly Report on Form 10-Q

Table of Contents

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited).	F-1

	Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2010 and for the period from July 20, 2009 (Inception) through September 30, 2009.	F-2

	Consolidated Statement of Changes in Shareholders' Equity (unaudited) for the nine month period ended September 30, 2010.	F-3

	Consolidated Statements of Cash Flows (unaudited) for the nine month period ended September 30, 2010 and for the period from July 20, 2009 (Inception) through September 30, 2009.	F-4

	Notes to Consolidated Financial Statements (unaudited).	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures.	10

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	10

Item 1A.	Risk Factors.	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

Item 3.	Defaults Upon Senior Securities.	11

Item 4.	(Removed and Reserved).	11

Item 5.	Other Information.	11

Item 6.	Exhibits.	11

	Signatures	12

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

•	we need additional capital to support our operations and to complete our acquisition of the Culinary Group and we may not be able to obtain such capital on acceptable terms;
•	our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.;
•	we may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively;
•	insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur;
•	there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities;
•	the market price of our common stock may be volatile;

•	our outstanding convertible securities may adversely affect us in the future and cause dilution to existing shareholders;
•	our common stock may be considered a “penny stock” and may be difficult to sell; and
•	we have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of
	September 30, 2010	As of
	(Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$451,170	$560,497
Accounts receivable, net of allowance for uncollectable accounts of $10,048 as of September 30, 2010 and $12,688 as of December 31, 2009	163,098	177,237
Inventory	22,162	43,836
Other current assets	241,928	41,197
	878,358	822,767

Fixed Assets
Furniture and equipment	153,951	96,797
Leasehold improvements	76,172	73,575
	230,123	170,372
Accumulated Depreciation	(22,717)	(5,394)
	207,406	164,978

Other Non-Current Assets
Tradename/Trademark/content/customer relationships/certification and other intangibles, net of accumulated amortization of $407,399 as of September 30, 2010 and $114,066 as of December 31, 2009	3,701,601	3,994,935
Non-compete agreements, net of accumulated amortization of $84,935 as of September 30, 2010 and $25,595 as of December 31, 2009	172,065	231,405
Deferred tax asset	19,245	19,245
Goodwill	323,296	323,296
Other	95,409	90,013
	4,311,616	4,658,894

	$5,397,380	$5,646,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of other liabilities	$339,124	$78,743
Accounts payable	159,495	112,210
Accrued liabilities	92,182	68,371
Income taxes payable	-	19,245
Deferred revenue	825,712	708,562
	1,416,513	987,131

Other Liabilities
Note payable	1,438,675	1,680,037
Capital lease obligations	15,116	31,870
Other	199,495	199,495
	1,653,286	1,911,402

	3,069,799	2,898,533

Shareholders' Equity
Preferred stock - 2,000,000 shares authorized, $.0001 par value, 250,000 shares designated as Series A, issued and outstanding as of September 30, 2010 and December 31, 2009	25	25
Common stock - 10,000,000 shares, $.0001 par value, authorized, shares issued and outstanding; 7,572,656 as of September 30, 2010 and 6,525,981 as of December 31, 2009	757	653
Additional paid In capital	4,373,670	3,841,677
Accumulated Deficit	(1,906,466)	(1,073,956)
Shares held in escrow	(119,505)	-
Notes receivable	(20,900)	(20,293)
	2,327,581	2,748,106

	$5,397,380	$5,646,639

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2010
and from July 20, 2009 (Inception) through September 30, 2009
(Unaudited)

	Three Months	Nine Months	July 20, 2009 (Inception)
	Ended	Ended	Through
	September 30, 2010	September 30, 2010	September 30, 2009

Revenue, net	$733,217	$2,298,840	$333,765

Operating Expenses
Cost of revenue	288,650	884,486	76,104
Selling and administrative expenses	495,644	1,366,761	60,423
Acquisition-related costs	-	-	316,733
Stock based compensation	86,065	258,195	-
Depreciation and amortization	124,094	369,996	35,068
	994,453	2,879,438	488,328

Loss from Operations	(261,236)	(580,598)	(154,563)

Other Income (Expense)
Interest income	284	1,004	150
Interest expense	(190,570)	(252,916)	(9,389)
	(190,286)	(251,912)	(9,239)

Loss Before Income Taxes	(451,522)	(832,510)	(163,802)

Income Taxes	-	-	-

Net Loss	$(451,522)	$(832,510)	$(163,802)

Net Loss Per Common Share - basic and diluted:	$(0.06)	$(0.12)	$(0.01)

Weighted Average Number of Shares Oustanding - basic and diluted	7,389,663	6,911,762	16,666,667

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity
Nine Months Ended September 30, 2010
(Unaudited)

					Common Stock	Additional				Total
	Preferred Stock		Common Stock		Warrants	Paid In	Accumulated	Shares Held	Notes	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	in Escrow	Receivable	Equity

Balance - December 31, 2009	250,000	$25	6,525,981	$653	930,000	$3,841,677	$(1,073,956)	$-	$(20,293)	$2,748,106

Shares issued into escrow	-	$-	179,641	18	-	119,487	-	(119,505)	-	-

Stock based compensation	-	-	-	-	-	258,195	-	-	-	258,195

Interest on notes receivable	-	-	-	-	-	-	-	-	(607)	(607)

Stock issued for cashless exercise of warrants	-	-	862,034	86	(878,000)	(86)	-	-	-	-

Stock issued for exercise of warrants	-	-	5,000	-	(5,000)	250	-	-	-	250

Warrants issued for notes payable	-	-	-	-	70,500	154,147	-	-	-	154,147

Net Loss	-	-	-	-	-	-	(832,510)	-	-	(832,510)

Balance - September 30, 2010	250,000	$25	7,572,656	$757	117,500	$4,373,670	$(1,906,466)	$(119,505)	$(20,900)	$2,327,581

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2010
and from July 20, 2009 (Inception) through September 30, 2009
(Unaudited)

	Nine Months	July 20, 2009 (Inception)
	Ended	Through
	September 30, 2010	September 30, 2009

Cash Flows Provided by (Used In) Operating Activities
Net loss	$(832,510)	$(163,802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	369,997	35,068
Accrued interest income added to note receivable	(607)	(150)
Accrued interest expense added to note payable	88,112	9,389
Deferred taxes	-	(57,000)
Stock based compensation	258,195	8,000
Warrant based interest	154,147	-
(Increase) Decrease in:
Accounts Receivable	14,139	(21,615)
Inventory	21,674	-
Other current assets	(200,731)	(3,651)
Increase (Decrease) in:
Accounts payable	47,285	11,597
Accrued liabilities	23,811	77,186
Income taxes payable	(19,245)	57,000
Deferred revenue	117,150	717,560
Net cash provided by (used in) operating activities	41,417	669,582

Cash Flows Used In Investing Activities
Purchase of fixed assets	(59,751)	(5,509)
Purchase of intangible assets	-	(1,750,000)
Purchase of non-compete agreements	-	(250,000)
Other Assets	(5,396)	(16,869)
Net cash used in investing activities	(65,147)	(2,022,378)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from exercise of warrants and sale of common stock	250	2,450,156
Proceeds from short term notes	150,000	-
Payments of short term notes	(150,000)	-
Payments of note payable	(70,990)	-
Payments of capital lease obligations	(14,857)	-
Net cash provided by (used in) financing activities	(85,597)	2,450,156

Net Increase (Decrease) In Cash	(109,327)	1,097,360

Cash - beginning of period	560,497	-

Cash Acquired	-	160,000

Cash - end of period	$451,170	$1,257,360

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows - Continued
Nine Months Ended September 30, 2010
and from July 20, 2009 (Inception) through September 30, 2009
(Unaudited)

	Nine Months	July 20, 2009 (Inception)
	Ended	Through
	September 30, 2010	September 30, 2009

Non-Cash Investing and Financing Activities
Acquisition of tradename/trademarks/content and other intangible assets	-	1,710,000
Goodwill	-	183,557
Note payable incurred	-	1,072,883
Other long-term liabilities incurred	-	79,990
Sale of options to officers for interest bearing notes	-	20,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$18,925	$-
Income taxes	$43,985	$-

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

 1 -  ORGANIZATION AND NATURE OF BUSINESS

Florham Consulting Corp. (“Florham”) was formed on February 9, 2005, as a Delaware Corporation and has its corporate offices located in New York, NY. On October 13, 2010 Florham amended its Certificate of Incorporation to, among other things, change its name to Oak Tree Educational Partners, Inc. (“Oak Tree”). On December 31, 2009, Oak Tree completed a reverse merger with Educational Investors, Inc. (“EII”). Under accounting principles generally accepted in the United States, the share exchange is considered to be an in substance capital transaction, as opposed to a business combination.  Accordingly, the share exchange is equivalent to the issuance of stock by Oak Tree for the net monetary assets of EII, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, with no goodwill being recorded.  Under reverse takeover accounting, the post reverse acquisition fiscal 2009 historical financial statements of the legal acquirer, Oak Tree, are those of the legal acquiree which is considered to be the accounting acquirer, EII.  Shares and per share amounts reported have been adjusted to reflect the recapitalization resulting from the reverse merger.

Educational Investors, Inc. was incorporated on July 20, 2009 in Delaware and has its corporate offices located in New York, NY.  The Company’s wholly-owned subsidiary, Valley Anesthesia, Inc. (“Valley”), was incorporated in Delaware and has its corporate offices located in New York, NY. EII’s wholly-owned subsidiary, Training Direct, LLC (“Training Direct”) was formed as a limited liability company in Connecticut on January 7, 2004 and has its corporate offices located in Bridgeport, CT.  The above entities are collectively referred to as Oak Tree Educational Partners, Inc. and Subsidiaries (collectively the “Company”).

Effective August 20, 2009, Valley purchased certain assets and assumed certain liabilities and operations of Valley Anesthesia Educational Programs, Inc. The Company through Valley provides comprehensive review and update courses and study materials to Student Registered Nurse Anesthetists in preparation for the National Certifying Exam throughout the continental United States.

Effective December 31, 2009, EII acquired all of the membership interests in Training Direct.  The Company through Training Direct, a state licensed vocational training school, provides “distance learning” and “residential training” educational programs for students to become eligible for entry-level employment in a variety of fields and industries.

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

Summary of Significant Accounting Policies

a. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Oak Tree Educational Partners, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

b. Cash and Cash Equivalents - The Company considers all short-term investments, with an original maturity of three months or less, to be cash equivalents.  Accounts at banking institutions may at times exceed federally insured limits.  As of September 30, 2010 and December 31, 2009, the Company had $71,180 and $331,818 over such limits, respectively.

c. Earnings Per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  For purposes of calculating basic earnings per share, awards of non-vested stock that are subject to the satisfaction of certain conditions are excluded from the weighted average number of common shares outstanding until all necessary conditions have been satisfied.  Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common equivalent shares outstanding, including non vested stock.

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

f. Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and deferred revenue which approximate fair value because of their short maturities.  The Company’s notes payable (or long-term debt) approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2010.

g. Goodwill - The Company has adopted Accounting Standards Codification (“ASC”) 350 which eliminated the amortization of goodwill and substituted an annual review of the asset for possible impairment, requiring the comparison of fair market value to carrying value.  Fair market value is estimated using the present value of expected future cash flows and other internally calculated measures.

h. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the carrying value of an asset may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required.  At September 30, 2010, the Company does not believe that any impairment has occurred.

i. Recently Issued Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

j. Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  Deferred tax assets are based on the differences in the amortizable lives of intangible assets and goodwill, capitalization of acquisition costs and the timing of stock based compensation deductions for income tax and financial reporting purposes.  An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.  As of September 30, 2010 and December 31, 2009, the Company established a valuation allowance against the deferred tax assets in the approximate amounts of $778,000 and $454,000, respectively.  Adjustment to the deferred tax assets and liabilities balances are recognized in income as they occur. The Company has determined that there are no uncertain tax positions pursuant to ASC 740 and does not expect this to change over the next twelve months.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision.

In addition to its Federal income tax return, the Company and its subsidiaries are obligated to file tax returns in various states.  All periods within the applicable jurisdictions’ statute of limitations remain open to government audit.

k. Stock Based Compensation - The Company recognizes the cost of directors, consultants and employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant over the requisite service period.   The fair value of the options of $86,065 and $258,195 was charged to operations as compensation during the three and nine months ended September 30, 2010.  At September 30, 2010, there was $201,491 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period ending December 31, 2011.  There are 622,640 options under the plan available for future grants.

3 – SHORT TERM NOTES

On June 30, 2010, the Company consummated a private offering with two lenders pursuant to which the Company sold and issued (i) an aggregate of $150,000 of 13.5% promissory notes due September 30, 2010; and (ii) warrants to purchase an aggregate of 70,500 shares of common stock at an exercise price of $0.50 per share, subject to certain adjustments as described in the warrants, beginning on June 30, 2010 through June 30, 2015.  The fair value of the warrants of $154,147 has been charged to operations as interest expense over the term of the notes.  The notes and interest was paid on September 30, 2010.  The fair value of the options was determined by the Black-Scholes option pricing model using the following assumptions; forfeiture rate of 0%, risk free interest rate of 0.32%, volatility 85.60%, expected life 5 years, and dividend rate 0%.

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

5 – CAPITAL TRANSACTIONS

On June 1, 2010, holders of warrants to purchase an aggregate of 878,000 shares of common stock exercised such warrants on a cashless basis and an aggregate of 862,034 shares were issued to such holders.  On September 1, 2010, a holder of warrants to purchase 5,000 shares of common stock exercised such warrants, the Company received $250 and issued 5,000 shares.

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

The Company rents office space from one of its officers on a month-to-month basis for $725 per month.  The Company also reimburses another officer $2,992 per month for rent of office space on a month-to-month basis.

The minimum payments under lease obligations are as follows:

For the period from October 1,
through December 31, 2010
2010	$18,077

For the years ended December 31,
2011	72,848
2012	75,034
2013	77,285
2014	79,603
Thereafter	411,717
Total	$734,564

Rent expense for the three and nine months ended September 30, 2010 was $28,700 and $86,099, respectively.

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

For the period from October 1,
through December 31, 2010
$199,645

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

7 – LOSS PER SHARE

For the three and nine months ended September 30, 2010, the conversion of preferred stock, exercise of warrants, stock options, and escrow shares issued in purchase of subsidiary were excluded in the computations of the Company’s diluted loss per share because the Company reported net losses. Shares excluded were as follows:

Conversion of preferred stock	12,278,333
Exercise of warrants	117,500
Vested stock options	548,350
Nonvested stock options	2,887,978
Escrow shares issued in purchase of subsidiary	179,641

The following table represents the pro forma effect on earnings per share for the dilution resulting from the conversion of the Series A Preferred Stock.  These preferred shares were issued because the Company did not have sufficient authorized and unissued common shares to issue to the former EII stockholders on the date of the merger.  On October 13, 2010,  the Company amended its Certificate of Incorporation to increase the number of the Company’s authorized common shares to 50,000,000 and 12,278,333 common shares were issued in exchange for the Series A Preferred Shares.

	Three Months Ended
	September 30, 2010
	As Reported	Pro Forma

Net Loss Per Common Share	$(0.06)	$(0.02)

Weighted Average Number of Common Shares Outstanding	7,389,663	19,667,996

	Nine Months Ended
	September 30, 2010
	As Reported	Pro Forma

Net Loss Per Common Share	$(0.12)	$(0.04)

Weighted Average Number of Common Shares Outstanding	6,911,762	19,190,095

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

At closing of the transactions contemplated by both the merger and purchase agreements, Joseph Monaco and Harold Kaplan will enter into employment agreements with Oak Tree expiring December 31, 2013, pursuant to which they shall serve as Executive Vice Presidents of the Company and the President and Chief Operating Officer, respectively, of the Culinary Group. Such executives shall each receive base salaries of $150,000 in 2010, increasing to $200,000 in 2011 and $250,000 in each of 2012 and 2013, and shall be entitled to discretionary bonuses, as determined by the Oak Tree board of directors.

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

The Company is currently in negotiations with the Culinary Group to amend the merger and purchase agreement.

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

Overview

Florham Consulting Corp. ("Florham”) was formed on February 9, 2005 as a Delaware corporation. On October 13, 2010, Florham amended its Certificate of Incorporation to, among other things, change its name to Oak Tree Educational Partners, Inc. (“Oak Tree” or the “Company” or “we”). We have included elsewhere herein the condensed consolidated financial statements of Oak Tree Educational Partners, Inc. and Subsidiaries as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010, and from July 20, 2009 (Inception) through September 30, 2009. On December 31, 2009, Oak Tree completed a reverse merger with Educational Investors, Inc. (“EII”). Under accounting principles generally accepted in the United States, the share exchange is considered to be an in substance capital transaction, as opposed to a business combination.  Accordingly, the share exchange is equivalent to the issuance of stock by Oak Tree for the net monetary assets of EII, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, with no goodwill being recorded.  Under reverse takeover accounting, the post reverse acquisition fiscal 2009 historical financial statements of the legal acquirer, Oak Tree, are those of the legal acquiree which is considered to be the accounting acquirer, EII.  Share and per share amounts reported have been adjusted to reflect the recapitalization resulting from the reverse merger.

EII was incorporated on July 20, 2009.  EII through its wholly-owned subsidiary, Valley Anesthesia, Inc. (“Valley”), purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. (“VAEP”) effective August 20, 2009. EII acquired the Membership Interests in Training Direct LLC (“Training Direct”) effective December 31, 2009.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the condensed consolidated financial statements of Oak Tree and Subsidiaries as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and from July 20,2009 (Inception) through September, 2009, and should be read in conjunction with such financial statements and related notes included herein.

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

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of approximately $538,000 after taking into account all current assets and all current liabilities, which liabilities include approximately $826,000 of deferred revenue that will be earned during the following year.

Net cash provided by operating activities was approximately $41,000. While the Company incurred a loss during the nine months ended September 30, 2010 in the approximate amount of $833,000, included in expenses was approximately $370,000 of depreciation and amortization, $258,000 of stock based compensation, and $154,000 of warrant based interest, which amounts are non-cash, and had an increase in deferred revenue of approximately $117,000.

Net cash used in investing activities of approximately $65,000 was primarily related to the cash used for the purchase of fixed assets.

Net cash used by financing activities of approximately $86,000 was primarily related to the payments of notes and capital lease obligations.

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

Results of Operations

The following table shows the results of our business for the three months ended September 30, 2010 and from July 20, 2009 (Inception) through September 30, 2009:

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND FROM JULY 20, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2009

		% of		% of
		Revenue		Revenue
	2010	2010	2009	2009

NET REVENUE	$733,217	100%	$333,765	100%
COST OF REVENUE	288,650	39%	76,104	23%
SELLING AND ADMINISTRATIVE EXPENSES	495,644	68%	60,423	18%
ACQUISITION-RELATED COSTS	-	0%	316,733	95%
STOCK BASED COMPENSATION	86,065	12%	-	0%
DEPRECIATION AND AMORTIZATION	124,094	17%	35,068	11%
TOTAL OPERATING EXPENSES	994,453	136%	488,328	146%
(LOSS) FROM OPERATIONS	(261,236)	-36%	(154,563)	-46%
INTEREST EXPENSE	(190,570)	-26%	(9,389)	-3%
INTEREST INCOME	284	0%	150	0%
TOTAL OTHER EXPENSE	(190,286)	-26%	(9,239)	-3%
(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(451,522)	-62%	(163,802)	-49%
INCOME TAXES	-	0%	-	0%
NET (LOSS)	$(451,522)	-62%	$(163,802)	-49%

Revenue.   Net revenue for the three months ended September 30, 2010 was approximately $733,000, compared to $334,000 for the period from July 20, 2009 (Inception) through September 30, 2009. For the three months ended September 30, 2010, revenue from distance learning and residential training educational programs was approximately 37%, revenue from review and update courses was approximately 12%, and revenue from the sale of manuals and Memory MasterTM study guides was approximately 51%.  For the period from July 20, 2009 (Inception) through September 30, 2009, revenue from review and update courses was approximately 26% and revenue from the sale of manuals and Memory MasterTM study guides was approximately 74%.  Revenue from distance learning and residential training education programs are the results of operations of Training Direct, which was acquired on December 31, 2009.

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2010 was approximately $289,000, which included costs associated with distance learning and residential training courses of approximately 61%, the cost of conference facilities for review and update courses of approximately 5%, the cost of printing and shipping of manuals of 27% and other costs 7%.  Cost of revenue for the period from July 20, 2009 (Inception) through September 30, 2009 was approximately $76,000, which included the cost of conference facilities for review and update courses of approximately 21%, the cost of printing and shipping of manuals of 41% and other costs of 38%.

Selling and Administrative Expenses.   Selling and administrative expenses for the three months ended September 30, 2010 were approximately $496,000, and includes salaries, payroll taxes and benefits in the approximate amount of $277,000, costs associated with public company reporting in the approximate amount of $116,000, and other expenses of approximately $103,000.  For the period from July 20, 2009 (Inception) through September 30, 2009, selling and administrative expenses were approximately $60,000 and consist primarily of salaries, payroll taxes and benefits.

Acquisition-Related Costs.  The Company incurred approximately $317,000 of costs related to the purchase of certain assets and assumption of certain liabilities of Valley Anesthesia Educational Programs, Inc. during the period from July 20, 2009 (Inception) through September 30, 2009.

Stock Based Compensation.   The Company recorded stock based compensation in the amount of approximately $86,000 for the three months ended September 30, 2010 primarily as the result of the Company granting 329,010 options to management in December 2009.

Depreciation and Amortization.  Depreciation and amortization was approximately $124,000 for the three months ended September 30, 2010 compared to approximately $35,000 for the period from July 20, 2009 (Inception) through September 30, 2009.  The amount for the three months ended September 30, 2010 is substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. and allocated in the purchase of Training Direct. The amount for the period from July 20, 2009 (Inception) through September 30, 2009 is substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Interest expense.  Interest expense during the three months ended September 30, 2010 in the amount of approximately $191,000 primarily relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. in the amount of $30,000 and warrant based interest in the approximate amount of $154,000 related to the issuance of 70,500 warrants in connection with the borrowing of $150,000 during the three month period.  The fair value of the warrants was determined by the Black-Scholes option pricing model.  Interest expense during the period from July 20, 2009 (Inception) through September 30, 2009 primarily relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Income taxes.  The Company incurred losses for the three month period ended September 30, 2010 and for the period from July 20, 2009 (Inception) through September 30, 2009, and therefore has not provided current income tax expense or deferred tax benefit since the Company cannot be assured that it is more likely than not that any such benefit would be fully utilized in the future.

The following table shows the results of our business for the nine months ended September 30, 2010 and from July 20, 2009 (Inception) through September 30, 2009:

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND FROM JULY 20, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2009

		% of		% of
		Revenue		Revenue
	2010	2010	2009	2009

NET REVENUE	$2,298,840	100%	$333,765	100%
COST OF REVENUE	884,486	38%	76,104	23%
SELLING AND ADMINISTRATIVE EXPENSES	1,366,761	59%	60,423	18%
ACQUISITION-RELATED COSTS	-	0%	316,733	95%
STOCK BASED COMPENSATION	258,195	11%	-	0%
DEPRECIATION AND AMORTIZATION	369,996	16%	35,068	11%
TOTAL OPERATING EXPENSES	2,879,438	125%	488,328	123%
(LOSS) FROM OPERATIONS	(580,598)	-25%	(154,563)	-46%
INTEREST EXPENSE	(252,916)	-11%	(9,389)	-3%
INTEREST INCOME	1,004	0%	150	0%
TOTAL OTHER EXPENSE	(251,912)	-11%	(9,239)	-3%
(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(832,510)	-36%	(163,802)	-49%
INCOME TAXES	-	0%	-	0%
NET (LOSS)	$(832,510)	-36%	$(163,802)	-49%

Revenue.   Net revenue for the nine months ended September 30, 2010 was approximately $2,299,000 compared to $334,000 for the period from July 20, 2009 (Inception) through September 30, 2009. For the nine months ended September 30, 2010, revenue from distance learning and residential training educational programs was approximately 38%, revenue from review and update courses was approximately 33%, and revenue from the sale of manuals and Memory MasterTM study guides was approximately 29%.  For the period from July 20, 2009 (Inception) through September 30, 2009, revenue from review and update courses was approximately 26% and revenue from the sale of manuals and Memory MasterTM study guides was approximately 74%.  Revenue from distance learning and residential training education programs are the results of operations of Training Direct, which was acquired on December 31, 2009.

Cost of Revenue.  Cost of revenue for the nine months ended September 30, 2010 was approximately $884,000, which included costs associated with distance learning and residential training courses of approximately 59%, the cost of conference facilities for review and update courses of approximately 14%, the costs of printing and shipping of manuals of approximately 16% and other costs of approximately 11%.  Cost of revenue for the period from July 20, 2009 (Inception) through September 30, 2009 was approximately $76,000, which included the cost of conference facilities for review and update courses of approximately 21%, the cost of printing and shipping of manuals of 41% and other costs of 38%.

Selling and Administrative Expenses.   Selling and administrative expenses for the nine months ended September 30, 2010 were approximately $1,367,000, and include salaries, payroll taxes and benefits in the approximate amount of $803,000, costs associated with public company reporting in the approximate amount of $184,000, and other expenses of approximately $380,000. For the period from July 20, 2009 (Inception) through September 30, 2009, selling and administrative expenses were approximately $60,000 and consist primarily of salaries, payroll taxes and benefits.

Acquisition-Related Costs.  The Company incurred approximately $317,000 of costs related to the purchase of certain assets and assumption of certain liabilities of Valley Anesthesia Educational Programs, Inc. during the period from July 20, 2009 (Inception) through September 30, 2009.

Stock Based Compensation.   The Company recorded stock based compensation in the amount of approximately $258,000 for the nine months ended September 30, 2010 primarily as the result of the Company granting 329,010 options to management in December 2009.

Depreciation and Amortization.  Depreciation and amortization was approximately $370,000 for the nine months ended September 30, 2010 compared to approximately $35,000 for the period from July 20, 2009 (Inception) through September 30, 2009.  The amount for the nine months ended September 30, 2010 is substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. and allocated in the purchase of Training Direct. The amount for the period from July 20, 2009 (Inception) through September 30, 2009 is substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Interest expense.  Interest expense during the nine months ended September 30, 2010 in the amount of approximately $253,000 primarily relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. in the approximate amount of $88,000 and warrant based interest in the approximate amount of $154,000 related to the issuance of 70,500 warrants in connection with the borrowing of $150,000 during the nine month period.  The fair value of the warrants was determined by the Black-Scholes option pricing model.  Interest expense during the period from July 20, 2009 (Inception) through September 30, 2009 primarily relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Income taxes.  The Company incurred losses for the nine month period ended September 30, 2010 and for the period from July 20, 2009 (Inception) through September 30, 2009, and therefore has not provided current income tax expense or deferred tax benefit since the Company cannot be assured that it is more likely than not that any such benefit would be fully utilized in the future.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 28, 2010, we issued 5,000 shares of our common stock to the holder of our January 2009 warrant upon exercise of such warrant in full by the holder at an exercise price of $0.05 per share.

On October 13, 2010, we issued an aggregate of 12,278,333 shares of common stock to the holders of our 250,000 shares of Series A Preferred Stock which automatically converted into such shares of common stock at a conversion ratio equal to 49.11333 shares of common stock for each share of Series A Preferred Stock upon the filing by us on October 13, 2010 of an amendment to our certificate of incorporation which increases the authorized shares of our common stock to 50,000,000 shares.

We believe that all of the offerings and sales were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

OAK TREE EDUCATIONAL PARTNERS, INC.

By:	/s/ Joseph J. Bianco
Joseph J. Bianco
Chief Executive Officer (Principal
Executive Officer)

Date: November 12, 2010

By:	/s/ Kellis Veach
Kellis Veach
Chief Financial Officer (Principal
Financial and Accounting Officer)

Date: November 12, 2010