Form 10-K
period 2010-12-31
Oak Tree Educational Partners, Inc.
filed 2011-04-12
CIK 1384086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,358,563 as of December 31, 2010.

As of March 31, 2011, 22,938,540 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding, of which 179,641 shares are held in escrow subject to future earnings attainment.

Documents Incorporated by Reference: None.

OAK TREE EDUCATIONAL PARTNERS, INC.

2010 FORM 10-K ANNUAL REPORT

PART I

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	we are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, we will not be able to sustain our revenue growth rate;
•	we are subject to risks relating to tuition pricing, which could have a material adverse affect on our financial results;
•	our course offerings be no longer be current;
•	our acquisition strategy may have an adverse effect on our ability to manage our business;
•	if we fail to maintain any of our state authorizations, we would lose our ability to operate in that state;
•
if any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, we may not be able to successfully challenge such finding and our business could suffer;

•	if regulators do not approve our acquisitions, the acquired schools’ state licenses, accreditation, and ability to participate in Title IV programs (if applicable) may be impaired;
•	state licenses and accreditation requirements may adversely impact our ability to effect a sale of our company or any of our operating businesses;
•	we are dependent on the continued services of certain key executives;
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

•	we are subject to risks relating to our information technology, system applications and security systems, which could have a material adverse affect on our financial results;
•	our success depends on attracting and retaining qualified personnel;
•	we may not be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties;
•	we may be subject to infringement and misappropriation claims in the future, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services;
•	our limited operating history and the unproven long-term potential of our business model make evaluating our business and prospects difficult;
•	we may need additional capital and may not be able to obtain such capital on acceptable terms;
•	we are subject to the risk of being in default under our outstanding secured indebtedness;
•	we are subject to the risk of being in default under our outstanding secured obligations;
•	Our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.;
•	we may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively;
•	insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur;
•	there may not be sufficient liquidity in the market for our common stock;
•	the market price of our common stock may be volatile;
•	our outstanding options and warrants may adversely affect us in the future and cause substantial dilution to existing shareholders;
•	our common stock may be considered a “penny stock” and may be difficult to sell;
•	the market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock; and

•	we have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

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

Item 1.  Business.

In this report, “Oak Tree”, the “Company,” "we", "us" and "our", refer to Oak Tree Educational Partners, Inc., Educational Investors, Inc., a Delaware corporation (“EII”), Valley Anesthesia, Inc., a Delaware corporation (“Valley”), Training Direct, LLC, a Connecticut limited liability company (“Training Direct” and together with EII and Valley, the “EII Group”), Educational Training Institute, Inc., a New York corporation (“ETI”), Culinary Tech Center, LLC, a New York limited liability company (“CTC”), and Professional Culinary Academy LLC, a New York limited liability company (“PCA”, and together with ETI and CTC, the “Culinary Group”), unless the context otherwise requires. Unless otherwise indicated, the term "year," "fiscal year" or "fiscal" refers to our fiscal year ending December 31st.

Introduction

We own and operate vocational training and technical schools. Through our acquisition of EII, we have acquired schools that provide vocational education for the potential employees in the heath care and medical industries. We have also recently acquired additional affiliated schools that provide educational skills and vocational training in commercial cooking, catering, hotel operations and customer service.

Our Schools

Our for-profit schools operate in two markets: vocational training and test preparation.  The Culinary Group currently maintains six teaching locations in New York State (Albany, Yonkers, Buffalo, Poughkeepsie, Monticello and Queens, New York), and Training Direct maintains a teaching location in Bridgeport, Connecticut.

The Reverse Merger and Acquisition of Training Direct

The Reverse Merger

On December 16, 2009, we executed an agreement and plan of merger with EII Acquisition Corp. (a newly formed acquisition subsidiary of Oak Tree), Educational Investors, Inc., a Delaware corporation (“EII”) and its security holders, Sanjo Squared, LLC, Kinder Investments, LP, Joseph Bianco and Anil Narang (collectively, the “EII Securityholders”). Under the terms of the merger agreement, Mergerco was merged with and into EII, with EII as the surviving corporation of the merger, as a result of which EII became a wholly-owned subsidiary of our company. In connection with the merger, the EII Securityholders received (i) an aggregate of 6,000,000 shares of our common stock, (ii) options to acquire 2,558,968 additional shares of our common stock, 50% of which have an initial exercise price of $0.41 per share and 50% of which have an initial exercise price of $0.228 per share, subject to certain performance targets set forth in the merger agreement, and (iii) 250,000 shares of our Series A Preferred Stock, with each share of Series A Preferred Stock automatically convertible into 49.11333 shares of common stock upon the filing by us of an amendment to our certificate of incorporation which increases the authorized shares of our common stock to at least 50,000,000. As described below, on October 13, 2010, we amended and restated our certificate of incorporation to increase the number of our authorized common stock to 50,000,000 and accordingly, 12,278,333 shares of common stock were issued upon automatic conversion of the Series A Preferred Stock.

Our Board of Directors, by written consent dated as of December 23, 2009, approved the reverse merger and the consummation of the transactions contemplated in the merger agreement. Prior to the consummation of the reverse merger, on December 23, 2009, David Stahler, our former sole officer and director, solicited consents from a majority of the then stockholders via electronic mail, facsimile and telephone seeking approval of the reverse merger and the consummation of the transactions contemplated in the merger agreement.  However, as set forth below, shareholder approval of the reverse merger consummated in December 2009 was not required under the laws of the State of Delaware as a precondition to consummation of such transaction.

The reverse merger was structured as a “reverse triangular merger” in which we, as a public shell company, formed a wholly-owned merger subsidiary in the State of Delaware on December 16, 2010 named EII Acquisition Corp. (“Mergerco”).  Pursuant to the merger agreement, Mergerco was merged with and into EII, with EII as the surviving corporation of the reverse merger.  Each of EII and Mergerco were the “constituent corporations” (as defined in the Delaware General Corporation Law) to the reverse merger.  Pursuant to the merger agreement, we issued the merger consideration (its common stock and preferred stock) to the stockholders of EII in the reverse merger. As a result of such merger, EII (as the surviving entity of the constituent corporations) became our wholly-owned subsidiary.  On December 28, 2009, a Certificate of Merger of Domestic Corporations was filed with the Secretary of State of the State of Delaware, effective as of December 31, 2009.

Although as set forth above we elected to obtain consents to the merger from holders of a majority of our then outstanding shares, neither such consents nor any other shareholder approvals were required as a pre-condition to the valid consummation of the reverse merger in December 2009.  We were not a constituent corporation to the reverse merger and neither our existence, certificate of incorporation, or authorized common stock was affected by the reverse merger of Mergerco with and into EII.  Pursuant to well settled Delaware law, the approval of a corporation’s shareholders would not be required as a condition to the valid consummation of a reverse triangular merger, so long as the shares of common stock and preferred stock issued by us as consideration for the acquisition of the target company (EII, in our case) had been previously authorized under our certificate of incorporation.  As we had a sufficient number of authorized shares of common stock and preferred stock to issue to the EII stockholders in order to consummate the reverse triangular merger transaction between EII and Mergerco, our directors had both the statutory and certificate of incorporation authority to issue such shares for any permissible corporate purpose, such as the EII acquisition.  In substance, Delaware treats reverse triangular merger transactions in the same manner as though we had issued from our authorized and previously unissued common stock, additional shares directly to the stockholders of EII in exchange for 100% of the EII shares.

Approval of the reverse merger by the stockholders of EII was required and was obtained.  In addition, shareholder approval was required from the sole stockholder of Mergerco, which in this case was our company.  In such connection, on December 23, 2009, our board of directors approved of the reverse merger and the consummation of the transactions contemplated thereby by unanimous written consent. Based upon the foregoing, since approval of the Company’s shareholders was not required for the reverse merger, it was permissible for the reverse merger to be consummated and effective on December 31, 2009.

The closing of the transactions contemplated by the merger agreement was subject to a number of conditions including, without limitation, completion of due diligence, approval of the merger agreement by the boards of directors of EII and our company and the prior or simultaneous closing of the acquisition of Training Direct, LLC (as discussed below). Accordingly, on December 31, 2009, the parties to the merger agreement deemed all closing conditions to be satisfied and accordingly, the reverse merger was consummated. As a result of the reverse merger, we believe we are no longer a shell corporation as that term is defined in Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On December 23, 2009 and May 19, 2010 our board of directors, and on May 19, 2010 Kinder Investments, L.P. and Sanjo Squared, LLC, which were shareholders owning 89.5% of our outstanding shares of common stock on May 19, 2010, approved by written consent: (i) our corporate name change; (ii) the increase in our authorized shares of common stock; and (iii) our 2009 Stock Incentive Plan for key employees, directors, consultants and others providing services to us, pursuant to which up to 1,500,000 shares of common stock shall be authorized for issuance thereunder. The General Partner of Kinder Investments, L.P. is Nesher, LLC. The person having voting, dispositive or investment powers over Nesher is Dov Perlysky, Managing Member. Mr. Perlysky is a member of the Company’s board of directors and therefore, Kinder is a beneficial owner and affiliate of our company. The persons sharing voting, dispositive or investment powers over Sanjo Squared, LLC (50% each) are Joseph J. Bianco and Anil Narang, Managers. Mr. Bianco is  the Chief Executive Officer and Chairman of the board of directors of our company and Mr. Narang is the President, Chief Operating Officer and a member of the board of directors of our company.  Accordingly, Sanjo is a beneficial owner and affiliate of the Company. Kinder and Sanjo proposed to execute, and on May 19, 2010 entered into, shareholder consents approving the name change, share capital increase and 2009 Plan and such consents did not constitute a solicitation on behalf of our company.

The determination by our existing board of directors and majority shareholders (Kinder and Sanjo) in May 2010 to approve our name change to Oak Tree Educational Partners, Inc., as well as the share capital increase and the 2009 Plan, was made independently of the merger agreement and recently completed transaction with Culinary Tech Center, LLC and Professional Culinary Academy LLC and its affiliates (the “Culinary Group Acquisition”), and was in no way related to such Culinary Group Acquisition. In addition, consummation of such Culinary Group Acquisition was subject to certain conditions, including our obtaining external financing and the approval of the New York State Department of Education.  Our completed Culinary Group Acquisition is described below.

At the closing of the reverse merger, our sole officer resigned and Joseph Bianco was appointed as our Chief Executive Officer, Anil Narang was appointed as our President and Chief Operating Officer, and Kellis Veach was appointed as our Chief Financial Officer and Secretary. In addition, our sole director resigned and Joseph Bianco, Anil Narang, Dov Perlysky, Howard Spindel and David Cohen were appointed as our directors, with such resignation and appointments effective on January 22, 2010, representing the tenth day after mailing our Schedule 14f-1 Information Statement to our shareholders of record.

We filed an Information Statement on Schedule 14C under the Exchange Act, and upon the effectiveness of such Information Statement, we amended and restated our certificate of incorporation on October 13, 2010 to, among other things:

•	increase our authorized common stock to 50,000,000 shares; and
•	change our corporate name to “Oak Tree Educational Partners, Inc.”.

Acquisition of Training Direct

On December 16, 2009, EII entered into an interest  purchase agreement with the members of Training Direct, and our company, pursuant to which EII acquired all outstanding membership interests, on a fully diluted basis, of Training Direct in exchange for (a) $200,000 cash, (b) shares of our common stock having a deemed value of  $600,000 (the “Acquisition Shares”), with such number of Acquisition Shares to be determined by dividing $600,000 by the “Discounted VWAP” (as defined below) for the 20 “Trading Days” (as defined below) immediately following the consummation of the reverse merger, and (c) shares of our  common stock having a deemed value of $300,000 (the “Escrow Shares”), with such number of Escrow Shares to be determined by dividing $300,000 by the Discounted VWAP for the 20 Trading Days immediately following the consummation of the reverse merger. The Escrow Shares will be held in escrow and released therefrom as provided in the purchase agreement. “Discounted VWAP” is defined in the purchase agreement as 70% of the “VWAP” of our common stock, but in no event less than $0.40 per share. “VWAP” is defined in the purchase agreement as a fraction, the numerator of which is the sum of the product of (i) the closing trading price for our common stock on the applicable national securities exchange on each Trading Day of the 20 Trading Days following the consummation of the reverse merger, and (ii) the volume of our common stock on the applicable national securities exchange for each such day and the denominator of which is the total volume of our common stock on the applicable national securities exchange during such twenty day period, each as reported by Bloomberg Reporting Service or other recognized market price reporting service. “Trading Day” is defined in the purchase agreement as any day on which the New York Stock Exchange or other national securities exchange on which our common stock trades is open for trading.  The Discounted VWAP for the twenty Trading Days after the effective date of the reverse merger is $1.67.  Accordingly, on March 3, 2010 we issued an aggregate of 359,281 Acquisition Shares, effective December 31, 2009, and 179,641 Escrow Shares.

The closing of the purchase agreement was subject to a number of conditions including, without limitation, approval of the change of ownership of Training Direct by the Connecticut Department of Higher Education, the consummation of the reverse merger, and execution of a certain employment agreement and consulting agreement. On December 31, 2009, the parties to the purchase agreement deemed all closing conditions to be satisfied and accordingly, the purchase and sale of the Training Direct membership interests was consummated simultaneous with the reverse merger.

ETI and the Culinary Group Acquisition

On May 27, 2010, effective May 21, 2010, we entered into agreements to acquire 100% of the equity interests of Educational Training Institute, Inc., Culinary Tech Center, LLC and Professional Culinary Academy LLC; the latter two of which are licensed by the New York State Department of Education.  The Culinary Group provides vocational training in commercial cooking, catering, hotel operations and customer service.

As further described below, on December 1, 2010, we and the Culinary Group satisfied all conditions to closing, including, without limitation, obtaining approval of the acquisition from the New York State Department of Education, and accordingly, the parties consummated the acquisition of the Culinary Group pursuant to amended and restated agreements. The cash portion of the purchase price for the Culinary Group was financed by us through a $10 million senior secured debt facility (the “Loan”) provided by Deerpath Funding, LP (“Deerpath”), a NYC-based provider of financing to middle market companies.

The Amended and Restated Agreement and Plan of Merger

On December 1, 2010 (the “Closing Date”), we consummated the acquisition of ETI pursuant to an amended and restated agreement and plan of merger dated as of November 30, 2010 (the “Merger Agreement”) by and among the Company, ETI Acquisition Corp. (a newly formed acquisition subsidiary of the Company) (“Mergerco”), ETI and its stockholders being Messrs. Joseph Monaco, Harold Kaplan and their wives and daughters (collectively, the “ETI Stockholders”) pursuant to which Mergerco was merged with and into ETI, with ETI as the surviving corporation of the merger (the “Merger”).  Upon consummation of the Merger, ETI became our wholly-owned subsidiary. Under the terms of the Merger Agreement, the ETI Stockholders were issued an aggregate of 1,200,000 shares of our common stock (the “Merger Shares”), representing $3.0 million of our common stock valued at $2.50 per share.  In addition, under the Merger Agreement, the ETI Stockholders are entitled to receive contingent merger consideration in the form of $500,000 of additional shares of our common stock, based upon the Culinary Group reaching a certain cumulative EBITDA level in 2011.  The contingent merger consideration is valued based on the volume weighted average price of our common stock for the 20 trading days prior to determination of the applicable EBITDA of the Culinary Group in fiscal 201l.

The Amended and Restated Membership Interest Purchase Agreement

Immediately following consummation of the Merger referred to above, we consummated the acquisition of CTC and PCA pursuant to an amended and restated membership interest purchase agreement (the “Purchase Agreement”) with the Culinary Group and Messrs. Monaco and Kaplan, the sole members of CTC and PCA.  Under the terms of the Purchase Agreement, ETI (now a wholly-owned subsidiary of the Company) purchased from Messrs. Monaco and Kaplan 100% of the membership interests of each of CTC and PCA.  The purchase price for such equity membership interests paid at closing was $1.5 million, in cash, in equal amounts to Messrs. Monaco and Kaplan or their designee(s).

On the Closing Date, Messrs. Monaco and Kaplan entered into employment agreements (the “Employment Agreements”) with us expiring December 31, 2013, pursuant to which they shall serve as Executive Vice Presidents of the Company and the President and Chief Operating Officer, respectively, of the Culinary Group. Such executives shall each receive base salaries of $150,000 in 2010, increasing to $200,000 in 2011 and $250,000 in each of 2012 and 2013; provided, that, in the event that the cumulative pre-tax income of the Culinary Group in 2011 does not equal or exceed the cumulative pre-tax income in 2010, then the base salaries for 2012 and 2013 shall remain at $200,000.  In addition, Messrs. Monaco and Kaplan shall be entitled to discretionary bonuses, as determined by our board of directors.

The following diagram sets forth our corporate structure, after giving effect to consummation of the transactions contemplated by the Merger Agreements and the Purchase Agreements described below.

The Loan Agreement

On the Closing Date, we completed the Loan with Deerpath pursuant to a Loan Agreement dated November 30, 2010 by and among the Company and its subsidiaries and Deerpath (the “Loan Agreement”), and received gross proceeds of $3,000,000 as an initial drawdown (the “Initial Loan”), a portion of which was used to fund the acquisition of CTC and PCA. We paid an aggregate amount of $185,000 to Deerpath at the closing, consisting of structuring and closing fees and expenses.  Deerpath may, at its sole discretion, make additional Loans up to an aggregate amount equal to $7,000,000 (the “Additional Loans”).

In exchange for the Initial Loan, we issued to Deerpath (i) a senior secured initial term promissory note in the principal amount of $3,000,000 (the “Note”); (ii) a warrant (the “Warrant”) initially exercisable to purchase 628,857 shares of our common stock, representing 2.5% of our fully diluted common stock as of the Closing Date, at an exercise price of $0.50 per share; and (iii) 1,886,571 shares of our common stock (the “Deerpath Shares”), representing 7.5% of our fully diluted common stock as of the Closing Date. The number of shares of our common stock issuable upon exercise of the Deerpath Warrant is subject to customary anti-dilution adjustments.

Under the terms of the Loan Agreement, the principal amount of the Loan and Additional Loans (collectively, the “Principal Debt”) shall bear interest at a rate equal to the lesser of (i) 13.50% per annum; and (ii) the maximum rate of interest Deerpath may receive under applicable law. The principal amount and all accrued and unpaid interest under the Loan and Additional Loans shall be repaid by us on or prior to November 30, 2015 (the “Maturity Date”). Commencing on January 1, 2011 and continuing until the Principal Debt is paid in full (a) accrued and unpaid interest shall be paid by us in arrears on the first day of each month; and (b) we shall make payments of Principal Debt on a quarterly basis in an amount equal to $75,000 per quarter. In addition, we may elect to prepay any or all of the Principal Debt upon 2 business day’s prior written notice to Deerpath in a minimum amount of $100,000 and in minimum increments of $10,000 for any amounts in excess of $100,000. We shall pay a cash prepayment premium of 3%, 2% or 1% of the Principal Debt being prepaid if such prepayment occurs on or prior to the first, second or third anniversaries of the Closing Date, respectively.

The Loan and Additional Loans are secured by a first priority lien and security interest on all of the assets of the Company and its subsidiaries pursuant to a security agreement (the “Security Agreement”) dated as of November 30, 2010, among the Company, each of its subsidiaries and Deerpath, as well as by a pledge of all of the equity that the Company and certain of its subsidiaries owns in each of their respective subsidiaries pursuant to a pledge agreement (the “Pledge Agreement”) dated as of November 30, 2010, among the Company, certain of its subsidiaries and Deerpath.  Due to the entry by the Company into the Security Agreement with Deerpath, Valley Anesthesia, Inc. (“Valley”), the Company’s wholly owned subsidiary, entered into a Subordination and Intercreditor Agreement (the “Subordination Agreement”) and Amended and Restated Security Agreement (the “Valley Security Agreement”) with Valley Anesthesia Educational Programs, Inc. (“VAEP”), pursuant to which VAEP agreed to subordinate its security interest in all of Valley’s assets, as well as repayment, covering a 6-year installment promissory note in the principal amount of $2,000,000 (the “VAEP Note”) previously issued by Valley to VAEP in connection with Valley’s August 2009 purchase of a majority of the equity of VAEP, in favor of Deerpath’s priority first lien and security interest.

In consideration for its execution of the Subordination Agreement, Oak Tree and each of its subsidiaries guaranteed the VAEP Note and, pursuant to an amended and restated security agreement, Oak Tree and its subsidiaries granted VAEP a lien, subordinated to the Deerpath lien and any other senior secured indebtedness (including acquisition indebtedness), on the assets and properties of Oak Tree and its subsidiaries.  In addition, Oak Tree’s principal shareholders, Kinder Investments, LP, Joseph J. Bianco and Anil Narang agreed to guaranty, under certain circumstances, the payment when due of up to nine monthly installments, totaling a maximum of approximately $319,500, of the VAEP Note.

Our History

Prior to the reverse merger, we were an Internet professional services firm. We provided our clients with an integrated set of strategic, creative and technology services that enabled them to effect and maximize their Internet business. Our services included advising clients on developing business models for their Internet activities, identifying opportunities to improve operational efficiencies through online opportunities and planning for the operations and organization necessary to support an online business. Our services also included developing graphic designs and web sites for our clients. We also recommended and installed appropriate hardware and software networks to enable online sales, support and communication, and managed the hosting of clients' websites in certain cases.

In 2006, we entered into our first Internet consulting agreement and since then completed web design and project work for another five clients located in New York. For the year ended December 31, 2009, we had consulting revenues of $16,252, as compared to $14,025 for the year ended December 31, 2008. The decrease in the 2009 period was due to fewer projects completed for new and existing clients.

In 2009, our sole officer and director determined that there was inadequate demand for our consulting services and sought to redirect our focus to acquiring a growing operating business. On December 31, 2009, we consummated the reverse merger with EII simultaneous with EII’s acquisition of Training Direct.  As a result of the reverse merger, we will carry out the business and operations of the EII Group, and we discontinued our consulting operations.

On December 1, 2010, we consummated the acquisition of the Culinary Group, which are affiliated schools that provide educational skills and vocational training in commercial cooking, catering, hotel operations and customer service.

Our Current Businesses

EII

EII was incorporated in the State of Delaware on July 20, 2009 for the purpose of acquiring vocational, training and technical schools, with an initial emphasis on the health care and medical industries. EII’s wholly-owned subsidiary, Valley Anesthesia, Inc., was incorporated on July 15, 2009 in the State of Delaware. Effective August 20, 2009, Valley Anesthesia, Inc. purchased certain assets and assumed certain liabilities and operations of Valley Anesthesia Educational Programs, Inc., which was incorporated in the State of Iowa on March 10, 1993,  for an aggregate purchase price of $3,838,215, plus certain contingent payments which are subject to the achievement of predetermined operating milestones.

Valley

Through Valley, we provide comprehensive review and update courses and study materials that aid Student Registered Nurse Anesthetists (“SRNA”) and Graduate Registered Nurse Anesthetists (“GRNA”) in preparation for the National Certifying Exam (“NCE”) throughout the continental United States.

Valley’s principal service is a three-day comprehensive review and update course designed to prepare SRNAs for the NCE. Valley also offers a 600-page basic manual. Additionally, Valley offers MemoryMasterTM, which is a collection of approximately 4,000 questions and answers designed to further assist its students in preparation for the NCE. Valley presented 10 courses in 2007, 11 courses in 2008, 12 courses in 2009 and 13 courses in 2010. In addition, Valley has 14 courses scheduled for 2011.

Valley’s revenue is currently generated from three sources: (i) seminars, (ii) manuals, and (iii) MemoryMasterTM.  In addition, Valley anticipates that there will be a fourth revenue source beginning in 2011, which is from on-line practice examinations that management expects to launch in the second quarter of 2011.

Training Direct

EII’s wholly-owned subsidiary, Training Direct, LLC, was organized as a limited liability company in the State of Connecticut on January 7, 2004.  Training Direct provides “distance learning” and “residential training” educational programs for students to become eligible for entry-level employment in a variety of fields and industries. Training Direct strives to assist those who may not have realized their full potential in the workplace by finding such individuals a new career direction and assisting in progressing their learning skills necessary to reach their earning and personal development possibilities and goals. Training Direct maintains licenses from the Connecticut Commissioner of Higher Education, the Connecticut Department of Health Services and the National Health Career Association, and is an Eligible Training Provider under the Workforce Investment Act. Such licenses require that Training Direct have a competent faculty, offer educationally sound and up-to-date courses and course materials, and be subject to inspections and approvals by outside examining committees.

The Culinary Group

Culinary Tech Center and Professional Culinary Academy were each formed in the State of New York on June 13, 2008 and July 18, 2008, respectively.  CTC and PCA offer training programs that prepare students for entry level employment in the culinary field.  Courses include comprehensive six and nine-month programs in both commercial cooking and catering.  All programs require students to complete an externship that provides experience working in a foodservice establishment.  Graduates prepare for careers in restaurants, bakeries, corporate and other food service departments, as well as catering and take-out prepared foods.  Some CTC locations also offer courses in hotel operations and customer service that prepare students for entry level positions in such fields.  CTC and PCA maintain licenses from the New York State Department of Education.

Educational Training Institute

Educational Training Institute was formed in the State of New York on December 28, 1992. ETI provides customized training courses for “at risk” high school students on behalf of school districts.  Courses include hotel operations, customer service and job readiness.  ETI also provides a non-training direct placement service that helps vocational rehabilitation clients find jobs.

Our Offices and Other Corporate Information

EII’s and Valley’s principal executive offices are located at 845 Third Avenue, 6th Floor, New York, New York 10022, and its telephone number is (646) 290-5290. Valley’s principal operating office is located at 1995 Country Club Blvd, Clive, Iowa 50325 and its telephone number is (515) 221-2590. Valley maintains a website at www.valleyanesthesia.com. Training Direct’s principal executive offices are located at 3885 Main Street, 2nd Floor, Bridgeport, Connecticut 06606 and its telephone number is (203) 372-8842. Training Direct maintains a website at www.trainingdirectusa.org. The Culinary Group principal executive offices are located at 424 West 33rd Street, New York, New York 10001 and its telephone number is (212) 243-5081.  The Culinary Group maintains a website at www.traininginstitute.ny.com. The contents of such websites are not part of this report.

Valley’s Program Offerings

Seminars

Each review and update course includes 26 hours over a three-day time period. The courses are located throughout the United States in areas with high concentrations of nursing programs. Seminars are typically held in hotel conference rooms located close to airports to minimize logistical issues for traveling students.

Registration for the seminars can be completed online, by mail or by telephone. Registration for courses for the following year occurs at the end of August. Once the registration period has commenced, there is significant enrollment in the seminars within a couple days. Seminars in Cleveland and Philadelphia have traditionally had the highest student enrollments with two courses in Cleveland that included 217 and 216 students, respectively, and 215 students in Philadelphia in 2007. In 2008, the seminars had enrollments for two courses in Philadelphia of 224 and 220 students, respectively and in Cleveland for two courses of 219 and 216 students, respectively. In 2009, the seminars had enrollments for two courses in Cleveland of 211 and 209 students, respectively, a course in Philadelphia with enrollment of 218 students and a course in Dallas with enrollment of 217 students.  In 2010, the seminars had enrollments for a course in Orlando with 226 enrollments a course in Philadelphia with 215 enrollments, a course in Cleveland with 214 enrollments and a course in Dallas with 200 enrollments.

Manuals

Valley publishes a course manual which is purchased by students enrolled in the seminars and others. The course manual consists of over 600 pages and is printed by a third party. While the volume is fairly substantial, the complexity of the printing is not excessive and the manuals are not bound. Production costs were approximately $175,000 in 2007, $186,000 in 2008, $182,000 in 2009 and $177,000 in 2010. The manuals are ordered from the printers each fall after registration has begun for the following year’s courses and correspondingly, the majority of the printing costs are incurred in the fourth quarter. Since the per unit cost to print 100 manuals is the same as the cost to print one, Valley only orders enough books to meet its known demand. As Valley receives additional orders, it places orders with its vendor to print the required quantity to meet the additional demand.

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

MemoryMasterTM is printed by the same third party source as the course manuals. MemoryMasterTM can also be ordered from the printers on an as needed basis. Management estimates that MemoryMasterTM accounted for approximately $340,000 and $353,000 of revenue in 2009 and 2010, respectively. Historically, the fourth quarter includes the greatest amount of MemoryMasterTM shipments and related revenue.

On-Line Practice Examinations

Valley anticipates that there will be a fourth revenue source beginning in 2011, which is from on-line practice examinations that management expects to launch in the second quarter of 2011. Valley’s on-line practice examinations will be a test assessment program where students can visit a mock testing center on-line. Practice examinations and subject-specific quizzes will be available for student practice purposes. Valley believes that this will be a popular addition to its offerings, and that most students who take its courses, and others who do not, will avail themselves of the new test assessment center.

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

Residential Training Program

Training Direct offers a comprehensive Certified Nurse's Aide Program to assist its students with developing the skills and knowledge necessary to obtain an entry-level position as a Nurse's Aide in a health care facility. The training program provides the student with both basic knowledge and practical experience in the terminology, procedures, and techniques required of a Nurse's Aide. This training program meets the Connecticut Department of Health Services guidelines for eligibility to take the State certification exam for Nurse's Aides.  Training Direct also offers residential training programs in medical billing and coding and recently started programs in pharmacy technology and phlebotomy.

Student Services

The student services office is available to assist students with a wide range of administrative, advisory, referral and employment assistance matters.

In particular, every program at the school includes career preparation lessons to review hiring procedures, to help students write resumes and to improve employment interview skills. Student Services matches students with potential employers who contact Training Direct throughout the year to fill openings.

Educational Training Institute’s Program Offerings

ETI provides vocational training to “at risk” high school students that would benefit from training to ease the transition from high school into the job market. The creative and flexible teaching methods of ETI’s instructors assist students in achieving success and reaching their goals by meeting students’ individual learning needs. All students have been referred by city, state or federal agencies, as well as city school districts.  ETI also offers a direct-job placement service for vocational rehabilitation clients.

ETI focuses on following training programs to school districts and high school students:

•	hotel operations;
•	customer service; and
•	job readiness.

In connection with our hotel operations program, we place our students in an internship position in the hospitality industry which may include, without limitation, housekeeping, security, maintenance and hosting.  With respect to customer service training, we place our students in an internship position working as a call center representative, a customer service representative, reservation agent or guest service representative.

In our job readiness training program, we seek to assist our students in developing the following skills: (i) communication; (ii) job seeking; (iii) job application completion; (iii) resume writing and interviewing skills; (iv) industry literacy; and (v) time management.  We also conduct mock job interviews with our students to help them learn interviewing skills, and to put such skills into practice.  We also seek to place students in an externship position in each student’s area of interest.

Our direct job placement program assists vocational rehabilitation clients with finding employment opportunities.

ETI does not have any dedicated facilities because its classes are held in high schools.

The Culinary Group’s Program Offerings

CTC and PCA offer culinary training in classroom, kitchen and industry environments. The program includes an externship that will offer students hands-on experience that best suits their abilities and career goals while expanding their knowledge of the culinary field.  CTC and PCA also offer performance-based professional and employment skills that are imperative to succeed in today’s culinary marketplace.

Our training emphasizes “learning by doing” with special attention given to the practical side of commercial food preparation. Graduates prepare for careers in restaurants, bakeries, corporate and other food service departments, as well as the expanding fields of catering and take-out prepared foods. Entry level positions that may be obtained upon successful completion of our courses include, without limitation, sous chef, garde manger, pantry person, and short-order or line cook.

CTC and PCA offer the following culinary courses to its students:

•	commercial cooking plus externship;
•	commercial cooking and catering plus externship;
•	customer service; and
•	hotel operations.

In order to qualify for enrollment at CTC and PCA, a prospective student must provide a referral from a city, state or federal agency or proof of high school graduation or equivalency.  In addition, a prospective student must visit the school for a tour and personal interview and complete and sign an enrollment agreement.  Each school has its own admissions staff to handle information requests, student screening, interviews and the enrollment process.

CTC has three locations in New York (Albany, Yonkers and Queens).  PCA has three locations in New York (Buffalo, Poughkeepsie and Monticello).

Commercial Cooking Plus Externship Course

CTC’s and PCA’s commercial cooking plus externship course covers a period of 6 months or 600 hours, which includes (i) skills development (100 hours); (ii) food preparation (100 hours); (iii) catering (75 hours); (iv) quantity food production (100 hours); (v) food sanitation (25 hours); and (vi) externship (200 hours).

The skills development portion of this course is an introduction to commercial cooking that covers all of the basics, from measuring and knife skills, to a wide variety of cooking techniques.  Our food preparation curriculum covers the basics of the commercial kitchen, including equipment and procedures used in professional food establishments.  Here, we also seek to teach our students to master the practical skills of food selection, handling and cooking, as well as displaying and serving prepared foods in an attractive and appetizing manner. Our catering and quantity food production curriculum deal with planning, preparing, presenting and serving foods for catered affairs such as parties, receptions and business conferences and for other large numbers of people while controlling food quality and quantity.   In these portions of the course, our students will learn to work as a team member in a busy commercial kitchen.  With respect to food sanitation, our students will learn to maintain proper health and sanitation standards in a food service establishment.

The final portion of our commercial cooking plus externship course is obtaining on-the-job, practical experience in a working foodservice establishment through our externship program. The externship is a continuation of the in-school learning process, giving students the opportunity to sharpen and expand their cooking skills in a real-world environment.

Commercial Cooking and Catering Plus Externship Course

Our commercial cooking and catering plus externship course covers a period of 9 months or 900 hours.  Specific curriculum includes (i) skills development (100 hours); (ii) food preparation (100 hours); (iii) baking and cake decoration (100 hours); catering (100 hours); (iv) restaurant management, consisting of food sanitation, food purchasing and restaurant operations (100 hours); (v) quantity food production (100 hours); and (vi) externship (300 hours).

The skills development, food preparation, catering, quantity food production, food sanitation and externship portions of this course cover similar areas of the culinary arts that we teach in our commercial cooking plus externship course.  Our baking and cake decorating curriculum teaches our students how to effectively bake bread, rolls, cakes, pies and pastries in quantity.  Here, we also develop the art of decorating cakes with color and form to create a professional product.  With respect to restaurant management, we teach our students techniques for maintaining, ordering, receiving and storing inventory for food service establishments according to the specific needs of such establishments.  In addition, our students will learn the fundamentals in operating a food service establishment.

Customer Service Course

Our customer service course covers a period of 6 months or 600 hours, which includes (i) effective oral communication (100 hours); (ii) literacy for the workplace (90 hours); (iii) career development (60 hours); (iv) introduction to customer service (30 hours); (v) effective customer relations (100 hours); (vi) office practices (90 hours); (vii) salesmanship (30 hours); and (viii) internship (100 hours).

In our effective oral communication curriculum, the student will be able to define factors influencing effectiveness of speech, voice and body language, and principles of active listening.  We also teach our students to define various verbal units, and will provide them with a written selection containing inaccurate word selection and help them to identify verbal fault.  Finally, we teach principles of general telephone etiquette and ways of projecting an appropriate telephone personality.

With respect to literacy for the workplace, students will study the principles of grammar and punctuation, vocabulary development, and basic principles of effective reading and writing skills.  In a skills development laboratory, students will create written critiques of both fiction and non-fiction works, as well as newspaper and magazine articles. In the career development portion of our customer service course, students will develop cover letter and resume writing skills, job search skills and successful interview techniques.  We will also present ethical and legal considerations for the workplace and how our students can get ahead on the job.  Students will role-play in mock interviews both as interviewees and employers.

The introduction to customer service and effective customer relations curriculums cover the basics of customer service with a wide range of job assignments that will be vital to the customer service specialist, including, basic technology and understanding the use of computers and other office machinery.  Students will be able to define the fundamentals of customer service interaction with problem solving and conflict resolution scenarios.  During an interaction skill building laboratory, the student will role play situations involving customer inquiries, problems and complaints while being recorded for subsequent review and analysis.  In the office practices and salesmanship portions of this course, students will familiarize themselves with front desk procedures, records and file management, basic supply management and the handling of mail, e-mail documents and other confidential correspondence.  In addition, our students will gain an understanding of the behavior and mentality that is crucial to becoming an effective salesman.

The final portion of this course is internship placement, which is a continuation of the in-school learning process, and provides the student the opportunity to sharpen and expand his/her skills in a real-world environment.

Hotel Operations Course

Our hotel operations course covers a period of 6 months or 600 hours.  Specific curriculum includes (i) effective oral communication (100 hours); (ii) literacy for the workplace (90 hours); (iii) career development (60 hours); (iv) introduction to the hospitality industry (30 hours); (v) front desk operations (100 hours); (vi) hospitality law and security (60 hours); (vii) housekeeping and facilities management (60 hours); and (viii) internship (100 hours).

The effective oral communication, literacy for the workplace, career development and internship portions of this course are similar to what we teach in our customer service course; however, here we focus on the hospitality industry.  In introduction to the hospital industry, students will learn different sectors of the hospitality industry, including, without limitation, hotel organizations, staffing and operational functions of each department, and basic technologies utilized by a hotel.  With respect to front desk operations, students will understand reservation functions, rooms, bedding and rates, guest procedures and effective guest relations.  Students will also become familiar with common front desk reports, controls and their management functions.

The hospitality law and security curriculum covers procedures and equipment for fire safety, accident and crime prevention, and dealing with medical emergencies.  In housekeeping and facilities management, students will learn staffing responsibilities, and the organization of the housekeeping and engineering departments.

Our Industries

General

The domestic non-traditional education sector is a significant and growing component of the postsecondary degree-granting education industry, which was estimated to be a $386 billion industry in 2007, according to the Digest of Education Statistics published in 2009 by the U.S. Department of Education’s National Center for Education Statistics. According to the same study, in 2007, over 6.9 million, or 38%, of all students enrolled in higher education programs were over the age of 24, and enrollment in degree-granting institutions between 2008 and 2017 is expected to increase 19% for students over age 25. These students would not be classified as traditional (i.e., 18 to 24 years of age, living on campus, supported by parents, and not working full-time). The nontraditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. Although it may be expected that the recession of 2008 and 2009 may have temporarily reduced domestic enrollment, we believe that the demand for non-traditional education will continue to increase, reflecting the knowledge-based economy in the U.S and economic dislocations resulting from the recent recession.

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

•
The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional breaks. The traditional academic year runs from September to mid-December and from mid-January to May. As a result, most fulltime faculty members only teach during that limited period of time. While this structure may serve the needs of the full-time, resident, 18 to 24 year old student, it limits the educational opportunities for working learners who must delay their education for up to four months during these traditional breaks.

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

Valley

According to the American Association of Nurse Anesthetists (“AANA”), in the United States there were 118 accredited nurse anesthesia programs in 2010. This number grew from 108 programs in 2006, 2007, 2008 and 2009, and from 95 programs in 2005. Most SRNAs are registered with the AANA. As set forth in the table below, the number of SRNAs registered with the AANA has increased substantially over the past eleven years. Valley has developed strategic relationships with accredited nurse anesthesia programs and with the AANA. Many of the programs have requested that Valley provide courses specifically for their programs, however, Valley currently provides courses for only one school located in Tennessee.

SRNAs Registered with AANA
Year	Registered SRNAs

1999	2,372
2005	4,300
2006	4,800
2007	5,042
2008	5,317
2009	5,610
2010	5,717

Source: AANA

As indicated above, the number of registered SRNAs more than doubled from 1999 to 2010. This growth in SRNAs in the United States has expanded Valley’s potential customer base to whom Valley markets its services.  The following table sets forth a comparison of registered SRNAs with the number of students enrolled in Valley’s courses each year:

Valley’s Market Share
Year	Registered SRNAs	Students Enrolled in Valley’s Courses	% Registered SRNAs Enrolled

1999	2,372	986	41.6%
2005	4,300	1,522	35.4%
2006	4,800	1,901	39.6%
2007	5,042	1,976	39.1%
2008	5,317	2,085	39.2%
2009	5,610	2,147	38.3%
2010	5,717	2,146	37.5%

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

The Culinary Group

According to the IBIS World’s Industry Report: Technical & Trade Schools (2009), the Culinary Group and Training Direct operate in the $15.4 billion technical and trade schools industry.  From 2004 to 2009, the industry experienced stable growth of 5.7% per year, driven by greater use of technology in various trades, as well as a general need for continuing education.  The recession has not had a material impact on the industry.  In fact, enrollment growth has strengthened due to workers seeking out training to improve their employment prospects.

IBIS World’s Industry Report: Technical & Trade Schools (2009) forecasts that the technical and trade school industry is expected to grow by 5.1% per year from 2009 to 2014, reaching an industry size of $19.7 billion.  Revenue growth is expected to be a function of downstream demand for various trades.  The recent increase in the unemployment rate is expected to benefit the technical and trade school industry, as individuals seek out training programs to improve their skill set.  Demand for workers in most trades is expected to recover in 2011, with electricians and healthcare workers experiencing a higher rate of growth than general employment.

Our Strategies and Key Corporate Objectives

Our goal is to become a leading owner/operator of for-profit schools and to grow both internally and through the acquisition of additional for-profit vocational training and other schools.  We believe that the highly-fragmented for-profit education industry lends itself to such a strategy, as two other publicly traded for-profit education companies, Bridgepoint Education, Inc. (NYSE:BPI) and Apollo Group Inc., have employed similar strategies to build their businesses.  We intend to achieve this goal by implementing the following strategies:

•           Growth through acquisitions.   We believe that there are a number of opportunities to acquire for both cash and our securities, the assets or equity of a number of small profitable competitors which we will seek to integrate with our operations and effect significant cost savings from back-office integration.  Our acquisition model is to seek to acquire schools at multiples of approximately 3.5 times their historical earnings before interest, taxes, depreciation and amortization, or EBITDA.
•           Internal growth opportunities.  We believe that there are a number of revenue growth opportunities for each of the our existing schools, including expanding our course offerings, which we believe is a more cost-effective method of diversifying and increasing revenue than applying for additional state licenses and developing new curriculum, and our anticipation of obtaining national accreditation for the Culinary Group that will enable it to offer student-loan-eligible programs intend to expand the course offering at existing and acquired state licensed schools,.
•           Market-leading schools  We believe that Training Direct, the Culinary Group and Valley are recognized leaders in their respective markets, as Training Direct is a leading provider of short-term training programs for healthcare professionals and distance learning or correspondence school programs in Connecticut, the Culinary Group is a leading culinary training school in New York State, and Valley is the leading provider of test preparation seminars and material for the National Certifying Exam for Student Registered Nurse Anesthetists.
•           Achieve a cost savings integration strategy.  We have been pursuing a non-invasive cost-savings and integration strategy with easily-outsourced back-office functions being integrated at the corporate-level in order to achieve cost savings and to allow each of our schools to focus on operations and not administrative tasks.  We expect to achieve cost savings from (i) integrating marketing and advertising campaigns, (ii) staff reductions from integrating administrative, compliance and accounting functions, and (iii) professional fees.

Our goal is to also strengthen and capitalize on our position as a provider of high quality, accessible education for individuals throughout the United States. Our principal focus is to provide high quality educational products and services to our students in order for them to maximize the benefit of their educational experience.

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

Specifically, our key business development objectives over the next three to five years are to seek and consummate potential acquisitions with companies engaged in the business of providing vocational training and test preparation products and services. In addition, management intends to launch and further develop on-line test assessment programs and web-based course offerings.

Management has identified a number of such potential acquisitions within the broad context of vocational training and test preparation.  Currently, we have not signed any definitive agreement with respect to any additional acquisitions. Management believes that in addition to the usual advantages of “rolling up” similar companies, such as reduced administrative overhead, vocational schools in particular lend themselves to significant enhancement through synergy among the schools. For example, Training Direct’s licensure in the State of Connecticut can be used to sanction related course offerings currently in place in an acquisition target. Thus by acquisition, Training Direct may be able to significantly expand its course offerings and subject areas, without commensurate increases in overhead. Similarly, Valley, which management believes has a valuable brand name among anesthetists, can acquire a program that actually trains (rather than test-prepares) anesthetists, making profitable use of its reputation that has been established over the course of a decade.

Moreover, management believes that the vocational training space is highly fragmented and offers many opportunities for the acquisition and enhancement of small-niche schools, and we plan to aggressively pursue an acquisition strategy over the course of the next three to five years.

Generally, we believe that because of the small, development-stage nature of many potential acquisition targets that opportunities for synergy, such as those described above for Valley, Training Direct, ETI and the Culinary Group, will provide significant opportunities for revenue-expansion and increased profitability, without significant operational cost increases.

Valley, Training Direct, ETI and the Culinary Group, as well as many potential acquisition targets, have limited or nascent on-line utilities. As with the new Valley test assessment center, we believe that Valley, Training Direct, ETI and the Culinary Group can expand revenue by offering distance learning and distance practice products related to their existing in-classroom programs. Training Direct believes that its existing distance learning program described above, which involves mailing student work papers back and forth, can be substantially enhanced by use of the Internet, both in terms of enlarging the number of students who can take such courses and by significantly reducing costs.

Valley intends to eventually develop an online course, so that students who cannot travel to a specific classroom seminar can still enroll for a Valley course. Such an online program would also be a useful addition for refresher training for students who have actually attended a seminar. Development of this program has just begun and it is not expected to be available for at least two years.

Our Course Materials

Valley, Training Direct and the Culinary Group have been developing on-line educational programs, including Valley’s on-line testing examination center. In addition, Valley’s, Training Direct’s and the Culinary Group’s programs are continually updated to ensure that students are always current with the most updated practices and procedures. Any major revisions to Training Direct’s curriculum are always reviewed by the Connecticut Department of Higher Education for final approval. All programs lead to certification from the National Health Career Association or Connecticut State Licensure. To date, the costs of such research and development activities have been immaterial and are not borne by our customers.

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

As a result of the strong demand for CRNAs and the benefits associated with passing the exam, annual enrollment in Valley’s courses has increased since 1998:

Student Enrollments in Valley’s Courses
Year	No. of Students Enrolled	Growth Rate

1998	935	N/A
1999	986	5.5%
2000	1,113	12.9%
2001	1,211	8.8%
2002	1,354	11.8%
2003	1,488	9.9%
2004	1,510	1.5%
2005	1,522	0.8%
2006	1,901	24.9%
2007	1,976	4.0%
2008	2,085	5.5%
2009	2,147	3.0%
2010	2,146	0.0%

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

Students in Training Direct’s Residential Training program are trained for entry-level positions in the healthcare industry.  Students in the Distance Learning programs are interested in augmenting their training in their current field or finding a new career direction. The student body is comprised of “general population” students, i.e., those that are paying their own tuition and agency-referred students, i.e., students referred by local, state or federal agencies.  General population students have historically accounted for 70% of Training Direct’s revenue and agency customers have historically accounted for 30% of revenue.  In 2009, Training Direct had 257 agency students that were referred from a variety of Connecticut state agencies.

Marketing

Training Direct does a variety of community outreach as well as print media, which covers over half of the State of Connecticut. Because of its reputation in the community, Training Direct’s referral business has been consistently strong. Training Direct expects advertising and promotional costs to remain consistent with our growth and revenue.

ETI and the Culinary Group

Customers

ETI’s students have been referred by city, state or federal agencies, as well as city school districts.  Substantially all of CTC’s and PCA’s students have been referred by a city, state or federal agency or from school districts in New York State.

The Culinary Group receives most of its student referrals through the Rehabilitation Act and the federal Workforce Investment Act.  The Rehabilitation Act is a federal government program under the Department of Education that provides comprehensive vocational rehabilitation services designed to help persons with physical and mental disabilities become employable and achieve financial independence.  It is funded primarily by the federal government with required state fund matching (21.3%) and is administered by vocational rehabilitation agencies designated by each state.  The Workforce Investment Act, or WIA, is a federal government program under the U.S. Department of Labor.  The WIA provides federal assistance to prepare youth and unskilled adults for entry into the labor force and to provide job training to economically disadvantaged and other individuals facing serious barriers to employment.  The program is administered at the state and local level through state-level departments of labor and “investment systems” that include Workforce Investment Boards whose role includes direct funding to workforce development programs, publish research and oversee one-stop career centers, where job seekers can get employment information and learn about training opportunities.

Marketing

We manage the marketing strategy for the schools at the corporate-level and implement the strategy at the school-level.  Marketing strategy includes advertising decisions (such as print and direct marketing,), pricing strategy and networking with government agencies and school districts.  The Culinary Group provides on-going feedback as to the effectiveness of the marketing strategy and recommendations on additional initiatives to pursue.  We also manage the websites for the Culinary Group at the corporate-level.

Our Competition and Competitive Advantages

Valley

Valley recognizes few if any direct competitors. There are a limited number of companies publishing manuals designed to help students prepare for the NCE, including, without limitation, Concepts Anesthesia Review, and Board Stiff Live. However, these competitors are not providing an exam review course. Management believes that this enables Valley to take advantage of potential growth opportunities within its market with limited price or other competition. In 2010, Dannemiller, a company engaged in the continuing medical education business, announced that it will be offering a review course for the NCE. The Company has yet to see what impact Dannemiller will have on Valley’s business, if any.

Training Direct

Training Direct has very limited competition in Connecticut. Both the Nurse’s Aide Training and Medical Billing and Coding courses are very much in demand because Training Direct is located in an area which has a very high concentration of hospitals and medical facilities. There are a number of large, publicly-traded companies that operate in the vocational training industry, including Corinthian Colleges, Lincoln Education Services, and Universal Technical Institute.  However, none offer programs that compete with Training Direct.

ETI and the Culinary Group

ETI competes for agency-referred students with local non-profit organizations and community colleges.  CTC and PCA compete for agency-referred students with local non-profit organizations and community colleges. CTC and PCA have been able to establish itself as a market leader, and the preferred schools of agencies, due to its superior graduation and placement rates when compared with its competitors.  In the event that CTC and/or PCA obtain Title IV accreditation, it will compete with local proprietary schools including the Star Career Academy, the Institute of Culinary Education and the French Culinary Institute.  We believe that there is significant student demand for these programs, and we believe that CTC and PCA will be able to compete effectively with these schools.  CTC and PCA believe that the job placement rates for its graduates compares favorably to those of its competitors.

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

A state license is required for a proprietary school to operate in a given state.  The licensing process is time-consuming and expensive.  In most states the process to obtain a license takes about one year, while in New York the process takes at least two years due to the large number of applicants and an especially rigorous approval process.  The process consists of four primary steps: (i) applicant receives a list of required paperwork that includes the approval of faculty, facility, curriculum, financial performance, transcripts, diploma and owners, (ii) applicant prepares and submits the necessary paperwork, (iii) state government department reviews paperwork and approves or denies each paperwork submission, and (iv) applicant re-submits paperwork, as necessary.  The review process is especially arduous and time-consuming as the government bureaus dedicated to reviewing license applications are usually relatively small.  For example, there are approximately five people in the entire office that review New York State license applications.  In addition, state regulatory bodies are known for being extremely detail-oriented and force resubmissions due to minor errors.  The cost of obtaining a license includes at least $10,000 in fees, as well as the cost of a financial audit, curriculum development, hiring trained faculty and other related expenses.  Also, a school’s state license is subject to an ongoing review of regulation compliance.

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

National Accreditation is required in order for a proprietary school to be eligible for Title IV funding.  The ability for students to receive student loans and grants greatly enhances a school’s revenue generating ability.  In order to apply for accreditation, a school must have been in operation (including a state license(s)) for at least two years.  A school must apply to one of three accreditation bureaus (ACICS, ACCET and ACCSCT) that require submitting paperwork similar to the state license application.  The initial accreditation process takes one year.  A school’s accreditation is subject to the school maintaining its state license(s) and an ongoing review of regulation compliance.

Our Existing Licenses

The Culinary Group and Training Direct, as holders of state department of education licenses, are required to remain compliant with regulations relating to curriculum, faculty, facilities, placement rates and finances.  In addition, both have to maintain different approvals from industry associations and governing bodies which require compliance procedures.  Below is a list of the licenses and approvals held at each school.

School Licenses and Approvals

School	Type	Issuing Body	Required to:
Training Direct	License	Connecticut Commissioner of Higher Education	Operate in state
	License	Connecticut Department of Health Services	Operate in state
	Approval	Eligible Training Provider(1)	Receive agency referrals
	Approval	National Health Career Association	Allow graduates to take certification exam
	Approval	Veterans Administration - GI Bill	Provide reimburseable training
	Approval	Veterans Administration - Vocational Rehabilitation and Employment Services	Receive agency referrals

Culinary	License	New York State Education Department - Bureau of Proprietary School Supervision	Operate in state
	Approval	New York State Education Department - VESID(2)	Receive agency referrals
	Approval	Veterans Administration - Vocational Rehabilitation and Employment Services	Receive agency referrals

ETI	N/A	N/A	N/A

Valley	N/A	N/A	N/A

(1)	Under the Workforce Investment Act.
(2)	Vocational and Educational Services for Individuals with Disabilities (“VESID”)

Valley and ETI do not require any state licenses or approvals because they are not degree or certificate-granting schools.  Although the Culinary Group intends to apply for national accreditation under Title IV, at present none of our schools are nationally accredited.

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

Employees

We have a total of 55 full-time employees and 10 part-time employees.  There are five executive officers, including CEO, President/COO, CFO and the Executive VPs.  The Executive VPs have a support staff of five.  Training Direct has six full-time employees and ten part-time employees.  The Culinary Group has 24 full time employees, ETI has 11 full time employees and Valley has four full time employees.  None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

The table set forth below lists our office and school locations and the number of full time employees, or FTE, at each location.  Note that ETI does not have any dedicated facilities as classes are taught in high schools around New York City and New York’s Westchester County.  Over the next 12 months, the Company does not expect to add significant personnel at any of these schools.

Facilities and Employees

School or Corporate Function	Location	Description	Rent/owned	FTEs
Corporate HQ	New York, NY	CEO, President/COO executive offices	Rent(1)	2

Corporate Operations HQ	New York, NY	Executive VPs executive offices and support functions	Rent	7

Training Direct	Bridgeport, CT	Executive offices, support functions and classrooms	Rent(3)	6

Culinary Institute	Albany, NY	Culinary Tech Center (“CTC”) classrooms	Rent	4
	Yonkers, NY	CTC classrooms	Rent	4
	Queens, NY (4)	CTC classrooms	Rent	6
	Buffalo, NY	Professional Culinary Academy (“PCA”) classrooms	Rent	4
	Poughkeepsie, NY	PCA classrooms	Rent	3
	Monticello, NY	PCA classrooms	Rent	3

ETI	N/A	N/A	N/A	11

Valley	Clive, IA	Executive offices and support functions	Rent	4(2)

(1)	Lease expired August 2010 and is now month-to-month.
(2)	Two of Valley’s FTEs are teachers who travel from city to city to teach each seminar.
(3)	Lease expires October 2019.
(4)	Location will be closed after completion of Manhattan facility by early 2011.

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

Building awareness of our schools and the programs we offer is critical to our ability to attract prospective students. If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. It is also critical to our success that we convert these prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining students in our programs include:

•	economic downturns or recovery;
•	the emergence of more attractive competitors;
•	factors related to our marketing, including the cost and effectiveness of Internet advertising and broad-based branding campaigns;
•	inability to expand program content and develop new programs in a timely and cost-effective manner;
•	performance problems with, or capacity constraints of, our online education delivery systems;
•	failure to maintain accreditation;
•	inability to continue to recruit, train and retain quality faculty;
•	student or employer dissatisfaction with the quality of our services and programs;
•	student financial, personal or family constraints;
•	adverse publicity regarding us, our competitors or online or for-profit education generally;
•	tuition rate reductions by competitors that we are unwilling or unable to match;
•	a decline in the acceptance of online education;
•	increased regulation of online education, including in states in which we do not have a physical presence;
•	a decrease in the perceived or actual economic benefits that students derive from our programs or education in general; and
•	litigation or regulatory investigations that may damage our reputation.

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

Our course offerings may no longer be current.

Our educational programs are concentrated in selected areas of healthcare, the culinary arts, law and business. If applicant career interests shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline. If employment opportunities for our graduates in fields related to their educational programs decline, future enrollment and revenue may decline as potential applicants choose to enroll at other educational institutions offering different courses of study.

Our acquisition strategy may have an adverse effect on our ability to manage our business.

Selective acquisitions form part of our strategy to expand our business. We have limited prior experience integrating any new companies into ours, and we believe that integration of a new company’s operation and personnel will require significant management attention and additional infrastructure. The diversion of our management’s attention from our business and any difficulties encountered in the integration process could have an adverse effect on our ability to manage our business.

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

Training Direct and the Culinary Group are authorized and licensed to operate and to grant certificates by the applicable state agency of each state where such authorization is required and where we maintain a campus. In order to maintain these licenses, schools must remain in compliance with each state’s regulations through an annual review of faculty, facility, curriculum, financial performance, transcripts, diplomas and ownership.  Failure to comply with state regulations can result in various penalties, including without limitation, fines, repayment of state financial aid funds, reduction or revocation of eligibility for federal financial aid programs, limitations on ability to grant degrees and certificates, and loss of license. The loss of such authorization in one or more states could have a material adverse effect on our business, financial condition, results of operations and cash flows. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business.

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

If regulators do not approve our acquisitions, the acquired schools’ state licenses, accreditation, and ability to participate in Title IV programs (if applicable) may be impaired.

When we acquire a school, we must seek approval from most applicable state agencies and accrediting agencies because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. If the acquired school participates in Title IV programs (which provide for government funded student loans), we would be required to receive the approval of the U.S. Department of Education to effect a change of ownership or control of the school.  Compliance with the U.S. Department of Education standards can result in the temporary suspension of the institution’s participation in the Title IV programs unless a timely and materially complete application for recertification is filed with the U.S. Department of Education and it issues a temporary provisional certification.

Currently none of our schools are nationally accredited.  The Culinary Group is planning to apply for national accreditation in 2011.  If not approved, Culinary Group students will not be able to apply for Title IV financial aid programs.  If we are unable to obtain approvals from the state agencies, accrediting agencies or U.S. Department of Education for any institution we may acquire in the future, depending on the size of that acquisition, it would have a material adverse effect on our business and achieving our growth strategy.

State licenses and accreditation requirements may adversely impact our ability to effect a sale of our company or any of our operating businesses.

A change of ownership or control of our company or any of our operating subsidiaries, depending on the type of change, may require the prior approval of state licensing agencies and in some cases, the U.S. Department of Education. State licensing agencies, including the Connecticut Department of Higher Education (“DHE”) and the New York State Department of Education (the “DOE”), have adopted the change of ownership and control standards.  Such a change of ownership or control could require recertification and reauthorization by state licensing agencies, including the DHE and DOE. There can be no assurances that such recertification would be obtained on a timely basis if we chose to sell either Training Direct or the Culinary Group.  In addition, some other states where Training Direct and the Culinary Group are presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states. If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses and accreditation may be impaired.

We are dependent on the continued services of certain key executives.

We are currently dependent on the continued services of certain key executive officers, including Anil Narang, Joseph Monaco and Harold Kaplan.  Messrs. Monaco and Kaplan, the former owners of Training Direct and the Culinary Group, have significant operating experience and industry contacts in the for-profit education industry, including relationships with the state agencies regulating our businesses in Connecticut.  Similarly, Timothy Sauvage and Barbara Paradise, the current president and vice president of our Valley subsidiary, have significant operating experience and industry contacts in their respective for-profit education companies.   Although each of such persons have signed non-competition agreements, and have employment agreements and equity interests in our Company, the departure of any of such persons could have a material adverse effect on the business of our company as it may be difficult to find one or more suitable replacements.

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

We have invested and continue to invest significant resources in information technology, which is a key element of our business strategy. Our information technology systems and tools could become impaired or obsolete due to our action or failure to act. For instance, we could install new information technology without accurately assessing its costs or benefits, or we could experience delayed or ineffective implementation of new information technology. Similarly, we could fail to respond in a timely or sufficiently competitive way to future technological developments in our industries. Should our action or failure to act impair or otherwise render our information technology less effective, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Inasmuch as our operating history is limited, the revenue and income potential of our business and markets are yet to be fully proven. In addition, we are exposed to risks, uncertainties, expenses and difficulties frequently encountered by companies at an early stage of development. Some of these risks and uncertainties relate to our ability to:

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

We are subject to the risk of being in default under our outstanding secured indebtedness.

On December 1, 2010, we completed a loan with Deerpath Funding, LP and received gross proceeds of $3,000,000 as an initial drawdown.  Deerpath may, at its sole discretion, make additional loans up to an aggregate amount equal to $7,000,000. Our indebtedness to Deerpath is and will be evidenced by our 13.5% senior secured notes that mature on November 30, 2015.  Our obligations to Deerpath are secured by first priority liens and security interests on all of our assets.  Commencing on January 1, 2011 and continuing until the principal debt is paid in full (a) accrued and unpaid interest shall be paid by us in arrears on the first day of each month; and (b) we shall make payments of principal debt on a quarterly basis in an amount equal to $75,000 per quarter.  Any event of default, such as our failure to repay the principal or interest when due or failure to comply with certain financial covenants (if not waived at the sole discretion of Deerpath), could render all of our obligations to become immediately due and payable.  In such event, we would be required to use our limited working capital to repay these obligations; failing which the lender could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

We have also granted a lien and security interest on our assets (subordinated to up to $10.0 million of senior secured indebtedness) to the former owners of Valley to secure repayment of $1,502,563 of 2.5% installment notes due to such owners or their affiliates which call for monthly payments and mature on July 20, 2015.

Our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.

The U.S. and much of the world economy are in the midst of an economic downturn. We believe the current economic downturn has contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve job security or reemployment prospects. This effect cannot be quantified. However, to the extent that the economic downturn has increased demand for our programs, a subsequent economic recovery may eliminate this effect and reduce such demand as fewer potential students seek to advance their education. This reduction could have a material adverse effect on our business, financial condition, results of operations and cash flows. A worsening of the economic downturn may reduce the demand for our programs among students and the willingness of employers to sponsor educational opportunities for their employees, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our executive officers and directors hold approximately 97.5% (see Item 12 herein) of our outstanding common stock, which includes (i) shares owned by our officers and/or directors, (ii) shares attributable to certain entities in which our officers and directors share beneficial ownership, and (iii) shares issuable upon exercise of stock options which have vested as of the date of this report. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our common stock.

Our common stock is quoted on the Pink Sheets under the current symbol "OTED". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The market price of our common stock may be volatile.

     The market price of our common stock may be highly volatile, as is the stock market in general, and the market for Pink Sheets quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

Our outstanding options and warrants may adversely affect us in the future and cause substantial dilution to existing shareholders.

As of March 31, 2011, we had 22,938,540 shares of common stock outstanding, of which 179,641 are held in escrow and are subject to earn-out provisions. In addition, there are outstanding 5-year options to purchase an aggregate of 3,436,328 shares of common stock expiring December 31, 2014 and outstanding warrants to purchase 46,000 shares of common stock expiring on June 30, 2016 at an exercise price of $0.05 per share. On June 1, 2010, holders of warrants to purchase an aggregate of 878,000 shares of our common stock exercised such warrants on a cashless basis pursuant to which we issued an aggregate of 862,034 shares to such holders. In addition, on June 30, 2010, we consummated a private offering with two accredited investors and/or qualified institutional buyers pursuant to which we sold and issued to the investors warrants to purchase an aggregate of 70,500 shares of our common stock at an exercise price of $0.50 per share, subject to certain adjustments as set forth therein, beginning on June 30, 2010 through June 30, 2015. In connection with our loan agreement, on December 1, 2010, we issued to Deerpath Funding, LP a warrant initially exercisable to purchase 628,857 shares of common stock at an exercise price of $0.50 per share and a warrant exercisable to purchase 150,000 shares of common stock at an exercise price of $0.50 per share to an unaffiliated company as compensation for services performed in connection with the Deerpath Loan Agreement.

The exercise of these options and warrants will cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon conversion and/or exercise. Moreover, subject to any applicable lock-up restrictions, sales of the shares of our outstanding common stock and shares issuable upon exercise of the options and warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of such securities remain outstanding may be adversely affected by the existence of these securities as well.

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

Pink Sheets securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because Pink Sheets reporting requirements are less stringent than those of the stock exchanges.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

EII’s and Valley’s principal executive offices are located at 845 Third Avenue, 6th Floor, New York, New York 10022. Valley rents office space from one of its officers on a month-to-month basis and pays $725 per month. EII also reimburses another officer $2,992 per month for rent of office space on a month-to-month basis. Valley’s principal operating office is located at 1995 Country Club Blvd, Clive, Iowa 50325. Training Direct’s principal executive offices are located at 3885 Main Street, 2nd Floor, Bridgeport, Connecticut 06606, which also houses the company’s classrooms, and offices for administration, admissions, and student services, in approximately 6,000 square feet. Such premises are leased with a rental payment of $6,026 per month, plus annual increases of 3% or the CPI annual increase, if greater, and expires in October 2019.  The Culinary Group’s principal executive offices are located at 424 West 33rd Street, New York, NY  10001.  Such premisies are leased with a rental payment of $4,165 per month and expires in April 2014.  The Culinary Group conducts its classes in space at six locations in the state of New York which it leases or rents on a month-to-month basis. Three of these locations are leased with leases expiring though December, 2011.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock was approved for quotation on the Over–the-Counter Bulletin Board on April 28, 2008 under the symbol “FHMS”. On April 7, 2010, our common stock moved from quotation of the Over–the-Counter Bulletin Board to the Pink Sheets.  Effective December 21, 2010, FINRA approved our application to voluntarily change the symbol of our common stock on the Pink Sheets to “OTED”.

The following table sets forth the quarterly high and low bid prices for the common stock for the last two fiscal years. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal Quarter	High	Low
Quarter ended March 31, 2009	$1.01	$0.16
Quarter ended June 30, 2009	$0.35	$0.16
Quarter ended September 30, 2009	$0.26	$0.16
Quarter ended December 31, 2009	$1.50	$1.50
Quarter ended March 31, 2010	$3.50	$1.50
Quarter ended June 30, 2010	$2.50	$2.00
Quarter ended September 30, 2010	$2.50	$0.10
Quarter ended December 31, 2010	$3.50	$2.50
Quarter ended March 31, 2011*	$2.75	$2.50

* Through March 31, 2011.

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

Number of Shareholders

As of March 31, 2011, there were 22,938,540 shares of our common stock issued and outstanding, of which 179,641 shares are held in escrow and are subject to earn-out provisions, and approximately 124 holders of record of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed. The transfer agent for our common stock is American Stock Transfer & Trust Co. LLC, 59 Maiden Lane, New York, N.Y. 10038.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table presents information as of December 31, 2010 with respect to compensation plans under which equity securities were authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2009 Stock Incentive Plan (1)	877,360	$0.50	622,640

Equity compensation plans not approved by security holders	—	$—	—
Total	877,360	$0.50	622,640

(1)  On December 23, 2009, our board of directors have consented in writing to approve our 2009 Stock Incentive Plan for key employees, directors, consultants and others providing services to us, pursuant to which up to 1,500,000 shares of common stock shall be authorized for issuance thereunder. On May 19, 2010, Kinder Investments, L.P. and Sanjo Squared, LLC, each affiliates of our company, have entered into a written shareholder consent authorizing, among other things, the 2009 Stock Incentive Plan.

Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan.

On January 6, 2011, we issued 5-year options to purchase an aggregate of 150,000 shares of common stock to three employees of the Company (50,000 options each), including Kellis Veach, our Chief Financial Officer, at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 16,667 shares on January 6, 2011, as to 16,667 shares on January 6, 2012, and as to 16,666 shares on January 6, 2013.

On February 7, 2011, we issued 5-year options to purchase an aggregate of 50,000 shares of common stock to an employee of the Company at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 16,667 shares on February 7, 2011, as to 16,667 shares on February 7, 2012, and as to 16,666 shares on February 7, 2013.

The above table does not include the following stock option grants which were made outside of the 2009 Stock Incentive Plan.

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

Base Tier I EBTDA Per Share means: (1) $0.036 for the Measuring Year ending December 31, 2010, (2) $0.055 for the Measuring Year ending December 31, 2011, (3) $0.091 for the Measuring Year ending December 31, 2012, (4) $0.109 for the Measuring Year ending December 31, 2013, and (5) $0.137 for the Measuring Year ending December 31, 2014. Base Tier II EBTDA Per Share means: (1) $0.055 for the Measuring Year ending December 31, 2010, (2) $0.091 for the Measuring Year ending December 31, 2011, (3) $0.137 for the Measuring Year ending December 31, 2012, (4) $0.164 for the Measuring Year ending December 31, 2013, and (5) $0.191 for the Measuring Year ending December 31, 2014. EBTDA Per Share means (1) the net income after taxes (exclusive of any non-recurring or extraordinary items paid or accrued) of us and our consolidated subsidiaries (if any) in the applicable Measuring Year, plus (A) federal and state income taxes paid or accrued in such Measuring Year, (B) amounts paid or accrued in such Measuring Year in respect of depreciation of tangible assets, (C) amounts paid or accrued in such Measuring Year in respect of non-cash interest charges, and D) amounts paid or accrued in such Measuring Year in respect of amortization of intangible assets, including goodwill, all as set forth on the our audited consolidated statements of income or operations and our consolidated subsidiaries (if any) in the applicable Measuring Year and as determined in accordance with Generally Accepted Accounting Principles ("GAAP") by our independent accountants, divided by (2) the weighted average of the outstanding common stock, measured on a fully diluted basis.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2010, we issued (or contracting to issue) equity securities without registration under the Securities Act of 1933, as amended, as follows:

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

On December 1, 2010 (the “Closing Date”), we consummated the acquisition of ETI pursuant to an amended and restated agreement and plan of merger dated as of November 30, 2010 (the “Merger Agreement”) by and among the Company, ETI Acquisition Corp. (a newly formed acquisition subsidiary of the Company) (“Mergerco”), ETI and its stockholders being Messrs. Joseph Monaco, Harold Kaplan and their wives and daughters (collectively, the “ETI Stockholders”) pursuant to which Mergerco was merged with and into ETI, with ETI as the surviving corporation of the merger (the “Merger”).  Upon consummation of the Merger, ETI became our wholly-owned subsidiary. Under the terms of the Merger Agreement, the ETI Stockholders were issued an aggregate of 1,200,000 shares of our common stock (the “Merger Shares”), representing $3.0 million of our common stock valued at $2.50 per share.  In addition, under the Merger Agreement, the ETI Stockholders are entitled to receive contingent merger consideration in the form of $500,000 of additional shares of our common stock, based upon the Culinary Group reaching a certain cumulative EBITDA level in 2011.  The contingent merger consideration is valued based on the volume weighted average price of our common stock for the 20 trading days prior to determination of the applicable EBITDA of the Culinary Group in fiscal 201l.

On the Closing Date, we completed the Loan with Deerpath pursuant to a Loan Agreement dated November 30, 2010 by and among the Company and its subsidiaries and Deerpath (the “Loan Agreement”), and received gross proceeds of $3,000,000 as an initial drawdown (the “Initial Loan”), a portion of which was used to fund the acquisition of CTC and PCA. In exchange for the Initial Loan, we issued to Deerpath (i) a senior secured initial term promissory note in the principal amount of $3,000,000 (the “Note”); (ii) a warrant (the “Warrant”) initially exercisable to purchase 628,857 shares of our common stock, representing 2.5% of our fully diluted common stock as of the Closing Date, at an exercise price of $0.50 per share; and (iii) 1,886,571 shares of our common stock (the “Deerpath Shares”), representing 7.5% of our fully diluted common stock as of the Closing Date. The number of shares of our common stock issuable upon exercise of the Deerpath Warrant is subject to customary anti-dilution adjustments.

On December 2, 2010, we issued a warrant to purchase 150,000 shares of common stock to West End Capital Advisory, Inc. at an exercise price of $0.50 as compensation for services performed in connection with the Deerpath Loan Agreement.

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

Overview

Florham Consulting Corp. ("Florham Consulting") was formed on February 9, 2005 as a Delaware corporation. On October 13, 2010 Florham Consulting amended its Certificate of Incorporation to, among other things, change its name to Oak Tree Educational Partners, Inc. (‘Oak Tree” or the “Company” or “we”).  We have included elsewhere herein the financial statements of Oak Tree Educational Partners, Inc. and Subsidiaries as of December 31, 2010 and 2009 and for the year December 31, 2010 and for the period from July 20, 2009(inception)  through December 31,2009. On December 31, 2009, Oak Tree completed a reverse merger with Educational Investors, Inc.  (“EII”). Under accounting principles generally accepted in the United States, the share exchange is considered to be an in substance capital transaction, as opposed to a business combination.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, with no goodwill being recorded.  Under reverse takeover accounting, the post reverse acquisition fiscal historical financial statements of the legal acquirer, Florham Consulting, are those of the legal acquiree which is considered to be the accounting acquirer, EII.  Shares and per share amounts reported have been adjusted to reflect the recapitalization resulting from the revere merger.

EII was incorporated on July 20, 2009.  EII through its wholly-owned subsidiary, Valley Anesthesia, Inc. (“Valley”), purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. (“VAEP”) effective August 20, 2009. EII acquired the Membership Interest in Training Direct LLC (“Training Direct”) effective December 31, 2009. On December 1, 2010, certain transactions were consummated effective November 30, 2010, whereby Educational Training Institute, Inc. (“ ETI”) became a wholly-owned subsidiary of Oak Tree and Culinary Tech Center, LLC (“ CTC”) and Professional Culinary Academy (“PCA”) became wholly-owned subsidiaries of ETI.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Oak Tree Educational Partners, Inc. and Subsidiaries as of December 31, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included herein.

EII was incorporated for the purpose of acquiring vocational, training and technical schools, with an initial emphasis on the health care and medical industries.  Through its Valley Anesthesia, Inc. subsidiary, EII provides comprehensive review and update courses and study materials that aid Student Registered Nurse Anesthetists (“SRNA”) and Graduate Registered Nurse Anesthetists (“GRNA”) in preparation for the National Certifying Exam (“NCE”) throughout the continental United States.  Through its Training Direct subsidiary, EII provides “distance learning” and “residential training” educational programs for students to become eligible for entry-level employment in a variety of fields and industries. The company strives to assist those who may not have realized their full potential in the workplace in finding a new career direction and progressing in learning skills necessary to reach their earning and personal development possibilities and goals. Training Direct maintains approvals from the Connecticut Commissioner of Higher Education, the Connecticut Department of Health Services and the National Health Career Association, and is an Eligible Training Provider under the Workforce Investment Act. Such approvals require that the company have a competent faculty, offer educationally sound and up to date courses and course materials, and be subject to inspections and approvals by outside examining committees.  The Company through ETI provides vocational education and training programs to students under funded programs by various school districts at various training sites located in New York State.  The Company also provides Job Readiness and Direct Placement Services under a New York State contract. The Company through CTC owns and operates three vocational training schools licensed by the New York State Department of Education. Each licensed vocational training school provides its vocational education and training programs to students primarily for two New York State agencies.  The Company through PCA owns and operates three vocational training schools licensed by the New York State Department of Education. Each licensed vocational training school provides vocational education and training programs to students primarily for a New York State agency.

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

On May 27, 2010, effective May 21, 2010, we entered into agreements to acquire 100% of the equity interests of Educational Training Institute, Inc., Culinary Tech Center, LLC and Professional Culinary Academy LLC; the latter two of which are licensed by the New York State Department of Education.  The Culinary Group provides vocational training in commercial cooking, catering, hotel operations and customer service.

As further described below, on December 1, 2010, we and the Culinary Group satisfied all conditions to closing, including, without limitation, obtaining approval of the acquisition from the New York State Department of Education, and accordingly, the parties consummated the acquisition of the Culinary Group pursuant to amended and restated agreements. The cash portion of the purchase price for the Culinary Group was financed by us through a $10 million senior secured debt facility (the “Loan”) provided by Deerpath Funding, LP (“Deerpath”), a NYC-based provider of financing to middle market companies.

On December 1, 2010 (the “Closing Date”), we consummated the acquisition of ETI pursuant to an amended and restated agreement and plan of merger dated as of November 30, 2010 (the “Merger Agreement”) by and among the Company, ETI Acquisition Corp. (a newly formed acquisition subsidiary of the Company) (“Mergerco”), ETI and its stockholders being Messrs. Joseph Monaco, Harold Kaplan and their wives and daughters (collectively, the “ETI Stockholders”) pursuant to which Mergerco was merged with and into ETI, with ETI as the surviving corporation of the merger (the “Merger”).  Upon consummation of the Merger, ETI became our wholly-owned subsidiary. Under the terms of the Merger Agreement, the ETI Stockholders were issued an aggregate of 1,200,000 shares of our common stock (the “Merger Shares”), representing $3.0 million of our common stock valued at $2.50 per share.  In addition, under the Merger Agreement, the ETI Stockholders are entitled to receive contingent merger consideration in the form of $500,000 of additional shares of our common stock, based upon the Culinary Group reaching a certain cumulative EBITDA level in 2011.  The contingent merger consideration is valued based on the volume weighted average price of our common stock for the 20 trading days prior to determination of the applicable EBITDA of the Culinary Group in fiscal 201l.

Immediately following consummation of the Merger referred to above, we consummated the acquisition of CTC and PCA pursuant to an amended and restated membership interest purchase agreement (the “Purchase Agreement”) with the Culinary Group and Messrs. Monaco and Kaplan, the sole members of CTC and PCA.  Under the terms of the Purchase Agreement, ETI (now a wholly-owned subsidiary of the Company) purchased from Messrs. Monaco and Kaplan 100% of the membership interests of each of CTC and PCA.  The purchase price for such equity membership interests paid at closing was $1.5 million, in cash, in equal amounts to Messrs. Monaco and Kaplan or their designee(s).

On the Closing Date, we completed the Loan with Deerpath pursuant to a Loan Agreement dated November 30, 2010 by and among the Company and its subsidiaries and Deerpath (the “Loan Agreement”), and received gross proceeds of $3,000,000 as an initial drawdown (the “Initial Loan”), a portion of which was used to fund the acquisition of CTC and PCA. We paid an aggregate amount of $185,000 to Deerpath at the closing, consisting of structuring and closing fees and expenses.  Deerpath may, at its sole discretion, make additional Loans up to an aggregate amount equal to $7,000,000 (the “Additional Loans”).

In exchange for the Initial Loan, we issued to Deerpath (i) a senior secured initial term promissory note in the principal amount of $3,000,000 (the “Note”); (ii) a warrant (the “Warrant”) initially exercisable to purchase 628,857 shares of our common stock, representing 2.5% of our fully diluted common stock as of the Closing Date, at an exercise price of $0.50 per share; and (iii) 1,886,571 shares of our common stock (the “Deerpath Shares”), representing 7.5% of our fully diluted common stock as of the Closing Date. In the event that after the Closing Date, the number of shares of our fully diluted common stock increases (with certain exceptions as set forth in the Loan Agreement), we will be required to issue additional Warrants and Deerpath Shares so that Deerpath maintains its ownership of warrants to purchase 2.5% of the then fully diluted common stock, and Deerpath Shares representing 7.5% of the then fully diluted shares.

Under the terms of the Loan Agreement, the principal amount of the Loan and Additional Loans (collectively, the “Principal Debt”) shall bear interest at a rate equal to the lesser of (i) 13.50% per annum; and (ii) the maximum rate of interest Deerpath may receive under applicable law. The principal amount and all accrued and unpaid interest under the Loan and Additional Loans shall be repaid by us on or prior to November 30, 2015 (the “Maturity Date”). Commencing on January 1, 2011 and continuing until the Principal Debt is paid in full (a) accrued and unpaid interest shall be paid by us in arrears on the first day of each month; and (b) we shall make payments of Principal Debt on a quarterly basis in an amount equal to $75,000 per quarter. In addition, we may elect to prepay any or all of the Principal Debt upon 2 business day’s prior written notice to Deerpath in a minimum amount of $100,000 and in minimum increments of $10,000 for any amounts in excess of $100,000. We shall pay a cash prepayment premium of 3%, 2% or 1% of the Principal Debt being prepaid if such prepayment occurs on or prior to the first, second or third anniversaries of the Closing Date, respectively.

The Loan and Additional Loans are secured by a first priority lien and security interest on all of the assets of the Company and its subsidiaries pursuant to a security agreement (the “Security Agreement”) dated as of November 30, 2010, among the Company, each of its subsidiaries and Deerpath, as well as by a pledge of all of the equity that the Company and certain of its subsidiaries owns in each of their respective subsidiaries pursuant to a pledge agreement (the “Pledge Agreement”) dated as of November 30, 2010, among the Company, certain of its subsidiaries and Deerpath.  Due to the entry by the Company into the Security Agreement with Deerpath, Valley Anesthesia, Inc. (“Valley”), the Company’s wholly owned subsidiary, entered into a Subordination and Intercreditor Agreement (the “Subordination Agreement”) and Amended and Restated Security Agreement (the “Valley Security Agreement”) with Valley Anesthesia Educational Programs, Inc. (“VAEP”), pursuant to which VAEP agreed to subordinate its security interest in all of Valley’s assets, as well as repayment, covering a 6-year installment promissory note in the principal amount of $2,000,000 (the “VAEP Note”) previously issued by Valley to VAEP in connection with Valley’s August 2009 purchase of a majority of the equity of VAEP, in favor of Deerpath’s priority first lien and security interest.

In consideration for its execution of the Subordination Agreement, Oak Tree and each of its subsidiaries guaranteed the VAEP Note and, pursuant to an amended and restated security agreement, Oak Tree and its subsidiaries granted VAEP a lien, subordinated to the Deerpath lien and any other senior secured indebtedness (including acquisition indebtedness), on the assets and properties of Oak Tree and its subsidiaries.  In addition, Oak Tree’s principal shareholders, Kinder Investments, LP, Joseph J. Bianco and Anil Narang agreed to guaranty, under certain circumstances, the payment when due of up to nine monthly installments, totaling a maximum of approximately $319,500, of the VAEP Note.

Liquidity and Capital Resources

As of December 31, 2010, we had a working capital deficit of approximately $230,000 after taking into account all current assets and all current liabilities, which liabilities include approximately $1,362,000 of deferred revenue that will be earned during the following year.

Net cash used in operating activities for the year ended December 31, 2010 was approximately $354,000. While the Company incurred a loss during the year ended December 31, 2010 in the approximate amount of $1,315,000, included in expenses was approximately $522,000 of depreciation and amortization, $344,000 of stock based compensation, and $154,000 of warrant based interest, which amounts are non-cash.

Net cash used in investing activities for the year ended December 31, 2010 of approximately $1,578,000 was primarily related to the cash used for the purchase of Culinary Group in the approximate amount of $1,500,000 and the purchase of fixed assets in the approximate amount of $78,000.

Net cash provided by financing activities of approximately $1,976,000 was primarily related proceeds from senior debt borrowing in the approximate amount of $3,000,000, less approximately $650,000 of costs incurred in the financing and approximately $374,000 for payments of notes and capital lease obligations.

On April 11, 2011, we obtained short term loans aggregating $360,000 from Venturetek LP, an unrelated entity (as to $240,000) and Black Bear Trading Corp., an entity owned by the sister of Joseph J. Bianco, our Chief Executive Officer (as to $120,000).  The loans are evidenced by our unsecured 13.5% promissory notes payable on September 30, 2011; provided, that neither the notes nor any interest thereon may be repaid unless, as at the scheduled repayment date, we and our subsidiaries are in compliance with certain covenants in our loan agreement with Deerpath, including our financial covenants. In consideration for loans, we issued warrants to purchase an aggregate of 169,200 shares of our common stock at an exercise price of $2.50 per share, subject to certain adjustments provided therein.  Mr. Bianco disclaims any interest in the securities, including 56,400 of the warrants, issued to Black Bear Trading Corp.

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

Goodwill and Indefinite Lived Intangibles

The Company performs an annual review of goodwill and indefinite lived intangibles for possible impairment, requiring the comparison of fair market value to carrying value.  Fair market value is estimated using the present value of expected future cash flows and other internally calculated measures.

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

 Revenue Recognition

The Company derives its revenue substantially from tuition and fees charged for courses and the sale of manuals and study guides.  The tuition and fees are recognized as revenue at the time of the attendance at the course. Revenue is recognized and  manuals and study guides are shipped to customers.   Fees for courses and study guides are paid in advance and the Company refunds only a portion of the fee upon cancellation. Deferred revenue is recorded when course fees are received in advance of the time of the attendance at the course and when the manual and study guides are shipped. Deferred revenue is also recorded for undelivered course hours in excess of tuition billed.  Tuition billed to students is recognized as revenue ratably on a straight line basis over the schedule of classroom attendance. The Company does not accept returns of manuals and study guides.  Therefore, the principals of revenue recognition are considered and applied in the Company’s recognition of revenue.

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

Results of Operations

The following table shows the results of our business.  All references to the results for the year ended December 31, 2009 include the results of operations of EII from July 20, 2009, the date of inception, and results of operations of VAI from August 20, 2009, the date of purchase of certain assets and operations of Valley Anesthesia Educational Programs, Inc., through December 31, 2009.

YEAR ENDED DECEMBER 31, 2010 AND FROM JULY 20, 2009 (INCEPTION) THROUGH DECEMBER 31, 2009

		% of		% of
		Revenue		Revenue
	2010	2010	2009	2009

NET REVENUE	$3,209,454	100%	$850,285	100%
COST OF REVENUE	1,233,964	38%	221,155	26%
SELLING AND ADMINISTRATIVE EXPENSES	1,993,114	62%	377,590	44%
ACQUISITION-RELATED COSTS	73,103	2%	393,015	46%
STOCK BASED COMPENSATION	344,260	11%	754,417	89%
DEPRECIATION AND AMORTIZATION	502,382	16%	140,490	17%
TOTAL OPERATING EXPENSES	4,146,823	129%	1,886,667	222%
(LOSS) FROM OPERATIONS	(937,369)	-29%	(1,036,382)	-122%
INTEREST INCOME	1,443	0%	293	0%
INTEREST EXPENSE	(337,831)	-11%	(37,867)	-4%
TOTAL OTHER EXPENSE	(336,388)	-10%	(37,574)	-4%
(LOSS) BEFORE INCOME TAXES	(1,273,757)	-40%	(1,073,956)	-126%
INCOME TAXES	41,071	1%	-	0%
NET (LOSS)	$(1,314,828)	-41%	$(1,073,956)	-126%

Revenue.   Net revenue for the year ended December 31, 2010 was approximately $3,209,000 compared to $850,000 for the period from July 20, 2009 (Inception) through December 31, 2009. For the year ended December 31, 2010, revenue from distance learning and residential training educational programs was approximately 42%, revenue from review and update courses was approximately 29%, and revenue from the sale of manuals and Memory MasterTM study guides was approximately 29%.  For the period from July 20, 2009 (Inception) through December 31, 2009, revenue from review and update courses was approximately 42% and revenue from the sale of manuals and Memory MasterTM study guides was approximately 58%.  Revenue from distance learning and residential training education programs are the results of operations of Training Direct, which was acquired on December 31, 2009 and the Culinary Group, which was acquired December 1, 2010.

Cost of Revenue.  Cost of revenue for the year ended December 31, 2010 was approximately $1,234,000, which included costs associated with distance learning and residential training courses of approximately 61%, the cost of conference facilities for review and update courses of approximately 10%, the costs of printing and shipping of manuals of approximately 17% and other costs of approximately 12%.  Cost of revenue for the period from July 20, 2009 (Inception) through December 31, 2009 was approximately $221,000, which included the cost of conference facilities for review and update courses of approximately 19%, the cost of printing and shipping of manuals of 56% and other costs of 25%.

Selling and Administrative Expenses.   Selling and administrative expenses for the year ended December 31, 2010 were approximately $1,993,000, and include salaries, payroll taxes and benefits in the approximate amount of $1,170,000, costs associated with public company reporting in the approximate amount of $262,000, and other expenses of approximately $561,000. For the period from July 20, 2009 (Inception) through December 31, 2009, selling and administrative expenses were approximately $378,000 and consist primarily of salaries, payroll taxes and benefits in the approximate amount of $260.000 and other expenses of approximately $118,000.

Acquisition-Related Costs.  The Company incurred approximately $73,000 of acquisition related costs in the consummation of transactions for the Culinary Group during the year ended December 31, 2010, and incurred approximately $393,000 of costs related to the purchase of certain assets and assumption of certain liabilities of Valley Anesthesia Educational Programs, Inc and the acquisition of Training Direct during the period from July 20, 2009 (Inception) through December 31, 2009.

Stock Based Compensation.   The Company recorded stock based compensation in the amount of approximately $344,000 for the year ended December 31, 2010 primarily as the result of the Company granting 329,010 options to management in December 2009 and approximately $754,000 primarily as the result of the Company granting  548,350 options to members of the board of directors and  a consultant in December 2009.

Depreciation and Amortization.  Depreciation and amortization was approximately $502,000 for the year ended December 31, 2010 compared to approximately $140,000 for the period from July 20, 2009 (Inception) through December 31, 2009.  The amount for the year ended December 31, 2010 is substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. and allocated in the purchase of Training Direct. The amount for the period from July 20, 2009 (Inception) through December 31, 2009 is substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Interest expense.  Interest expense during the year ended December 31, 2010 in the amount of approximately $338,000 primarily relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. in the approximate amount of $117,000 and  warrant based interest in the approximate amount of $154,000 related to the issuance of 70,500 warrants in connection with the borrowing of $150,000 during the year ended December 31, 2010. The fair value of the warrants was determined by the Black-Scholes option pricing model.  Interest expense during the period from July 20, 2009 (Inception) through December 31, 2009 in the amount of approximately $38,000 primarily relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Income taxes.  The Company incurred losses for the year ended December 31, 2010 and for the period from July 20, 2009 (Inception) through December 31, 2009.  The Company has provided current income tax expense of approximately $35,000 based on income generated in certain states and deferred income tax expense of approximately $6,000 for the year ended December 31, 2010.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oak Tree Educational Partners, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Oak Tree Educational Partners, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2010, and the period July 20, 2009 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Tree Educational Partners, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010, and the period July 20, 2009 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
April 12, 2011

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009

	As of	As of
	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$604,401	$560,497
Accounts receivable, net of allowance for uncollectable accounts of $16,246 as of December 31, 2010 and $12,688 as of December 31, 2009	1,539,778	177,237
Inventory	50,762	43,836
Other current assets	40,463	41,197
	2,235,404	822,767

Fixed Assets, net	237,832	164,978

Other Non-Current Assets
Intangible assets, net of accumulated amortization of $617,661 as of December 31, 2010 and $139,661 as of December 31, 2009	5,751,339	4,226,340
Deferred tax asset	13,618	19,245
Financing costs, net of accumulated amortization of $9,262 as of
December 31, 2010 and none as of December 31, 2009	546,478	-
Other	106,126	90,013
Goodwill	617,506	323,296
	7,035,067	4,658,894

	$9,508,303	$5,646,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of notes payable and capital lease obligations	$336,823	$78,743
Promissory note payable	437,501	-
Accounts payable	146,047	112,210
Accrued liabilities	177,952	68,371
Income taxes payable	5,533	19,245
Deferred revenue	1,361,528	708,562
	2,465,384	987,131

Other Liabilities
Note payable, net of current portion	1,355,531	1,680,037
Senior secured note payable, net of current portion and discount	2,191,201	-
Capital lease obligations, net of current portion	11,071	31,870
Earnout liabilities	648,705	199,495
	4,206,508	1,911,402

	6,671,892	2,898,533

Commitments and Contingencies

Shareholders' Equity
Preferred stock - 2,000,000 shares authorized, $.0001 par value, 250,000 shares designated as Series A shares issued and outstanding; none as of December 31, 2010 and 250,000 as of December 31, 2009	-	25
Common stock - 50,000,000 shares, $.0001 par value, authorized at December 31, 2010 and 10,000,000 shares, par value $.0001 authorized at December 31, 2009: issued and outstanding; 22,938,540 as of December 31, 2010 and 6,525,981 as of December 31, 2009	2,294	653
Additional paid In capital	5,363,510	3,841,677
Accumulated deficit	(2,388,784)	(1,073,956)
Shares held in escrow	(119,505)	-
Notes receivable	(21,104)	(20,293)
	2,836,411	2,748,106

	$9,508,303	$5,646,639

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Year Ended December 31, 2010
and from July 20, 2009 (Inception) through December 31, 2009

		July 20, 2009 (Inception)
	Year Ended	Through
	December 31, 2010	December 31, 2009

Revenue, net	$3,209,454	$850,285

Operating Expenses
Cost of revenue	1,233,964	221,155
Selling and administrative expenses	1,993,114	377,590
Acquisition-related costs	73,103	393,015
Stock based compensation	344,260	754,417
Depreciation and amortization	502,382	140,490
	4,146,823	1,886,667

Loss from Operations	(937,369)	(1,036,382)

Other Income (Expense)
Interest income	1,443	293
Interest expense	(337,831)	(37,867)
	(336,388)	(37,574)

Loss Before Income Taxes	(1,273,757)	(1,073,956)

Income Taxes
Current	35,444	19,245
Deferred	5,627	(19,245)
	41,071	-

Net Loss	$(1,314,828)	$(1,073,956)

Net Loss Per Common Share - basic and diluted:	$(0.13)	$(0.17)

Weighted Average Number of Shares Oustanding - basic and diluted	9,818,333	6,166,700

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity
July 20, 2009 (Inception) Through December 31, 2010

					Additional				Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Shares Held	Notes	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	in Escrow	Receivable	Equity

Balance - July 20, 2009	-	$-	-	$-	$-	$-	$-	$-	$-

Proceeds from sale of common stock	-	-	16,666,667	16,667	2,483,333	-		-	2,500,000

Common stock options issued in exchange for notes receivable	-	-	-	-	20,000	-		(20,000)	-

Costs incurred in sale of common stock	-	-	-	-	(49,844)	-		-	(49,844)

Compensatory element of stock options and warrants	-	-	-	-	755,255	-		-	755,255

Interest on notes receivable	-	-	-	-	-	-		(293)	(293)

Shares issued for purchase of subsidiary	-	-	359,281	36	599,964	-		-	600,000

Effect of shares issued in reverse merger	250,000	25	(10,666,667)	(16,067)	16,042	-		-	-

Effect of shares assumed in reverse merger	-	-	166,700	17	16,927	-		-	16,944

Warrants assumed in reverse merger	-	-	-	-		-			-

Net Loss	-	-	-	-	-	(1,073,956)		-	(1,073,956)

Balance - December 31, 2009	250,000	25	6,525,981	653	3,841,677	(1,073,956)	-	(20,293)	2,748,106

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity - Continued
July 20, 2009 (Inception) Through December 31, 2010

					Additional				Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Shares Held	Notes	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	in Escrow	Receivable	Equity

Shares issued into escrow for earnout liability	-	$-	179,641	$18	$119,487	$-	(119,505)	$-	$-

Stock based compensation	-	-	-	-	344,260	-	-	-	344,260

Interest on notes receivable	-	-	-	-	-	-	-	(811)	(811)

Stock issued for cashless exercise of warrants	-	-	863,014	86	(86)	-	-	-	-

Stock issued for exercise of warrants	-	-	5,000	-	250	-	-	-	250

Warrants issued for notes payable	-	-	-	-	154,147	-	-	-	154,147

Conversion of preferred shares to common shares	(250,000)	(25)	12,278,333	1,228	(1,203)				-

Shares and warrants issued for senior notes payable			1,886,571	189	649,342				649,531

Shares issued for purchase of Culinary Group			1,200,000	120	350,380				350,500

Reclassification of Financing Costs					(94,744)				(94,744)

Net Loss	-	-	-	-	-	(1,314,828)	-	-	(1,314,828)

Balance - December 31, 2010	-	$-	22,938,540	$2,294	$5,363,510	$(2,388,784)	$(119,505)	$(21,104)	$2,836,411

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
Year Ended December 31, 2010
and from July 20, 2009 (Inception) through December 31, 2009

		July 20, 2009 (Inception)
	Year Ended	Through
	December 31, 2010	December 31, 2009

Cash Flows Provided by (Used In) Operating Activities
Net loss	$(1,314,828)	$(1,073,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	502,382	140,490
Amortization of debt discount and financing costs	20,090	-
Accrued interest income added to note receivable	(811)	(293)
Accrued interest expense added to note payable	116,760	37,867
Deferred taxes	5,627	(19,245)
Stock based compensation	344,260	757,767
Warrant based interest	154,147	-
(Increase) Decrease in:
Accounts Receivable	166,726	4,725
Inventory	(6,926)	(43,836)
Other current assets	12,047	(10,691)
Increase (Decrease) in:
Accounts payable	(214,476)	(1,211)
Accrued liabilities	83,839	47,626
Income taxes payable	(13,712)	19,245
Deferred revenue	(209,038)	458,540
Net cash provided by (used in) operating activities	(353,913)	317,028

Cash Flows Used In Investing Activities
Purchase of fixed assets	(77,682)	(13,298)
Cash paid for acquisitions, net of cash acquired	(1,492,674)	(2,105,734)
Payments for other assets	(7,513)	(87,655)
Net cash used in investing activities	(1,577,869)	(2,206,687)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from exercise of warrants and sale of common stock	250	2,450,156
Proceeds from short term notes	150,000	-
Payments of short term notes	(150,000)	-
Payments of note payable	(354,947)	-
Proceeds from senior debt	3,000,000	-
Payment of costs incurred for senior debt	(650,485)	-
Payments of capital lease obligations	(19,132)	-
Net cash provided by financing activities	1,975,686	2,450,156

Net Increase In Cash	43,904	560,497

Cash - beginning of period	560,497	-

Cash - end of period	$604,401	$560,497

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows - Continued
Year Ended December 31, 2010
and from July 20, 2009 (Inception) through December 31, 2009

		July 20, 2009 (Inception)
	Year Ended	Through
	December 31, 2010	December 31, 2009

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$128,721	$-
Income taxes	$49,156	$-

Non-Cash Investing and Financing Activities:
Identifiable intangible assets	$2,003,000	$4,366,000
Goodwill	294,210	323,296
Net assets of acquired subsidiaries	440,001	68,424
Fair value of common shares issued	(350,500)	(600,000)
Fair value of note payable	(437,501)	(1,702,883)
Present value of earnout	(449,210)	(199,495)
Cash acquired	(7,326)	(149,608)

Cash paid for acquisitions, net of cash acquired	$1,492,674	$2,105,734

Loan discount for shares and warrants issued in connection with senior debt	$649,531	$-
Sale of options to officers for interest bearing notes	-	20,000

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Effective August 20, 2009, Valley Anesthesia, Inc. (“Valley”), a wholly owned subsidiary of EII, purchased certain assets and assumed certain liabilities and operations of Valley Anesthesia Educational Programs, Inc. The Company, through Valley, provides comprehensive review and update courses and study materials to Student Registered Nurse Anesthetists in preparation for the National Certifying Exam throughout the continental United States.

Effective December 31, 2009, EII acquired all of the membership interest in Training Direct, LLC (“Training Direct”).  The Company through Training Direct, a state licensed vocational training school, provides “distance learning” and “residential training” educational programs for students to become eligible for entry-level employment in a variety of fields and industries.

On December 1, 2010, transactions were consummated effective November 30, 2010, whereby Educational Training Institute, Inc. (“ETI”), Culinary Technical Center, LLC (“CTC”) and Professional Culinary Academy, LLC (“PCA”) became wholly-owned subsidiaries of Oak Tree. ETI, CTC and PCA were related entities with common ownership prior to the transactions being consummated with Oak Tree and together are referred to as the Culinary Group. ETI provides vocational education and training programs to students under funded programs by various school districts at various training sites located in New York State.  ETI also provides Job Readiness and Direct Placement Services under a New York State contract. CTC owns and operates three state licensed vocational training schools. Each licensed vocational training school provides its vocational education and training programs to students primarily for two New York State agencies.  PCA owns and operates three state licensed vocational training schools. Each licensed vocational training school provides vocational education and training programs to students primarily for a New York State agency.  The above entities are collectively referred to as Oak Tree Educational Partners, Inc. and Subsidiaries (collectively the “Company”).

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

c. Earnings Per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  For purposes of calculating basic earnings per share, awards of non-vested stock that are subject to the satisfaction of certain performance and market conditions are excluded from the weighted average number of common shares outstanding until all necessary conditions have been satisfied.  Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common equivalent shares outstanding, including non vested stock.

d. Revenue Recognition - The Company derives its revenue substantially from tuition and fees charged for courses and the sale of manuals and study guides.  The tuition and fees are recognized as revenue at the time of the attendance at the course. Revenue is recognized when manuals and study guides are shipped to customers.  Fees for courses and study guides are paid in advance and the Company refunds only a portion of the fee upon cancellation. Deferred revenue is recorded when course fees are received in advance of the time of the attendance at the course and when the manual and study guides are shipped. Deferred revenue is also recorded for undelivered course hours in excess of tuition billed.  Tuition billed to students is recognized as revenue ratably on a straight line basis over the schedule of classroom attendance. The Company does not accept returns of manuals and study guides.

e. Accounts Receivable – Accounts receivable are recorded net of an allowance for uncollectible amounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections as well as current conditions.

f. Inventory - The Company generally does not maintain an inventory of manuals and study guides.  These materials are ordered from the printing company as customer orders are received.  Manuals received and not yet shipped are carried at cost computed on a first-in, first-out basis.

g. Fixed Assets - Fixed assets are carried at cost.  Depreciation of furniture and equipment is calculated using the straight line method over the estimated useful lives of the related assets ranging from three to seven years. Leasehold improvements are amortized using the straight line method over the lesser of its economic life or the term of the lease. Expenditures for repairs and maintenance are charged to expense as incurred.

h. Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.  Estimates are used in accounting for, among other things, useful lives for depreciation and amortization, recording fair value of share based compensation, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and the related valuation allowances and contingencies, including going concern assessments.

i. Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and deferred revenue which approximate fair value because of their short maturities.  The Company’s notes payable (or long-term debt) approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010.

j. Goodwill and Indefinite Lived Intangibles - The Company performs an annual review of goodwill and indefinite lived intangibles for possible impairment, requiring the comparison of fair market value to carrying value.  Fair market value is estimated using the present value of expected future cash flows and other internally calculated measures.  The Company has completed the required testing of goodwill and indefinite lived intangibles for impairment and has determined that none of its goodwill and indefinite lived intangibles is impaired.

k. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of a long-lived asset may be impaired an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required.

l. Recently Issued Accounting Pronouncements - In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) regarding improving disclosure about fair value measurements, which amends the existing disclosure requirements under fair value measurements and disclosures by adding required disclosure about items transferring into and out of Levels 1 and 2 fair value measurements; adding separate disclosure about purchases, sales, issuances, and settlements relative to the Level 3 fair value measurements; and clarifying certain aspects of the existing disclosure requirements.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which is effective for years beginning after December 15, 2010, and for interim periods within those fiscal years.  This ASU does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, the ASU requires comparative disclosures only for periods ending after the initial adoption.  The Company adopted the first component of the disclosure requirement under this ASU during the first quarter of 2010.  Its adoption did not have a significant impact on the Company’s consolidated financial statements.  In addition, the Company will adopt the latter part of the disclosure requirement under this ASU in the first quarter of 2011, and does not anticipate its adoption will have a significant impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an amendment to the accounting standards related to the disclosure of supplementary pro forma information for business combinations.  This amendment requires that public entities that present comparative financial statements disclose pro forma revenue and earnings of the combined entity for the periods presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In December 2010, the FASB issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  This guidance is therefore effective for the Company’s fiscal year ending December 31, 2011.

Management does not believe that these or any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

m. Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.  Adjustment to the deferred tax assets and liabilities balances are recognized in income as they occur. The Company has determined that there are no uncertain tax positions and does not expect this to change over the next twelve months.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position.  The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision.

In addition to its Federal income tax return, the Company and its subsidiaries are obligated to file tax returns in various states.  All periods within the applicable jurisdictions’ statute of limitations remain open to government audit.

n. Stock Based Compensation - The Company recognizes the cost of directors, consultants and employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant over the requisite service period.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards.  Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 11.

3 - ACQUISITIONS

Effective August 20, 2009, the Company purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. for $3,838,215.  The purchase method of accounting was used for this transaction and the purchase price was allocated to the fair value of financial assets, liabilities, tradename/trademark/content, group and non-group registrations, website, review manuals, and covenants not to compete aggregating $3,654,658, and the excess of the purchase price over the fair value of the identifiable assets was realized as goodwill.

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

Effective December 31, 2009, the Company purchased 100% of the membership interest in Training Direct, LLC for $919,505.  The purchase method of accounting was used for this transaction, and the purchase price was allocated to the fair value of financial assets, liabilities, fixed assets, tradename/trademark, group registrations, certification, curriculum, and covenants not-to compete aggregating $779,766, and the excess of the purchase price over the fair value of the identifiable assets was realized as goodwill.

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

On December 1, 2010, certain transactions were consummated effective November 30, 2010, whereby ETI became a wholly-owned subsidiary of Oak Tree and CTC and PCA became wholly-owned subsidiaries of ETI for an aggregate purchase price of $2,737,211.  ETI, CTC and PCA were related entities with common ownership prior to the transactions being consummated with Oak Tree and together are referred to as the Culinary Group.  The purchase method of accounting was used for this transaction and the purchase price was allocated to the fair value of financial assets, liabilities, fixed assets, licenses, curriculum, tradename/trademark, and covenants not to compete aggregating $2,443,001, and the excess of the purchase price over the fair value of the identifiable assets was realized as goodwill.

The following table summarizes the consideration paid for the Culinary Group and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$1,500,000
Fair value of common shares issued	350,500
Fair value of note payable	437,501
Present value of earnout	449,210
$2,737,211

Acquisition-Related Costs Charged to Operations	$73,103

Recognized amounts of identifiable assets acquired and liabilities assumed
Identified intangible assets	2,003,000
Goodwill	294,210
Net assets acquired	440,001
$2,737,211

The following are the unaudited pro forma results of operations of Oak Tree for the years ended December 31, 2009 and 2010 had the acquisitions described above been consummated at the beginning of each year.  These results include (i) amortization of the purchase price allocated to fair value of intangible assets acquired of $423,804 and $85,464 for the years ended December 31, 2009 and 2010 respectively; (ii) additional compensation of $181,650 and $198,600 for the years ended December 31, 2009 and 2010, respectively; (iii) interest expense in connection with borrowing of senior debt of $395,128 and $353,475 for the years ended December 31, 2009 and 2010; (iv) interest expense resulting from loan discount of $129,906 and $119,081 for the years ended December 31, 2009 and 2010, respectively; (v) amortization of financing costs of $127,688 and $101,886 for the years ended December 31, 2009 and 2010, respectively; (vi) acquisition related costs of $73,103 for the year ended December 31, 2009 (vii) the compensatory element of the unvested portion of time vesting options granted to management on December 31, 2009 of $344,261 for the year ended December 31, 2009; (viii) interest income earned on the notes receivable from officers/stockholders taken back on the option sales of $507 for the year ended December 31, 2009; and (ix) interest expense on notes payable in connection with the purchase of certain assets of Valley Anesthesia Educational Programs, Inc. of $78,278 for the year ended December 31, 2009.

			Training	Culinary
Year Ended December 31, 2009	Oak Tree	Valley	Direct	Group	Total

Revenue	$850,285	$923,903	$1,149,489	$3,391,888	$6,315,565
Operating Expenses
Cost of Revenue	(221,155)	(196,502)	(623,106)	(1,370,915)	(2,411,678)
Interest Expense - net	(115,344)	3,674	(2,191)	(527,293)	(641,154)
Other Expenses	(2,420,346)	(256,032)	(489,250)	(1,652,258)	(4,817,886)
Income Tax (Benefit) Expense	-	-	-	(30,633)	(30,633)
Net (Loss) Income	$(1,906,560)	$475,043	$34,942	$(189,211)	$(1,585,786)

			Training	Culinary
Year Ended December 31, 2010	Oak Tree	Valley	Direct	Group	Total

Revenue	$3,209,454	$-	$-	$2,822,204	$6,031,658
Operating Expenses
Cost of Revenue	(1,233,964)	-	-	(991,839)	(2,225,803)
Interest Expense - net	(336,388)	-	-	(475,879)	(812,267)
Other Expenses	(2,912,859)	-	-	(1,479,497)	(4,392,356)
Income Tax (Benefit) Expense	(41,071)	-	-		(41,071)
Net (Loss) Income	$(1,314,828)	$-	$-	$(125,011)	$(1,439,839)

4 – FIXED ASSETS

The Company’s fixed assets consist of the following at December 31:

	2010	2009
Furniture and equipment	$199,085	$96,797
Leasehold improvements	88,986	73,575
	288,071	170,372
Less: Accumulated depreciation	50,239	5,394
Fixed assets at net book value	$237,832	$164,978

Depreciation expense was $24,381 and $828 for the years ended December 31, 2010 and 2009, respectively.

5 - INTANGIBLES

The acquisition of certain assets of Valley Anesthesia Educational Programs, Inc. resulted in an excess of the purchase price over the fair value of the net assets acquired of $3,710,000, the acquisition of the membership interest of Training Direct, LLC resulted in an excess of the purchase price over the fair value of the net assets acquired of $656,000, and the consummation of the transactions with the Culinary Group resulted in an excess of the purchase price over the fair value of the net assets acquired of $2,003,000.

The components of the Company’s intangible assets are as follows.

	December 31, 2010				December 31, 2009
	Gross			Weighted	Gross
	Carrying	Accumulated	Net Carrying	Average	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount
				(In years)

Agency Customer Relationships	$280,000	$6,750	$273,250	11	$70,000	$-	$70,000
Covenant Not-to Compete	299,000	105,589	193,411	3.5	257,000	25,595	231,405
Group Registrations	630,000	56,000	574,000	15	630,000	14,000	616,000
Non-Group Registrations	20,000	13,333	6,667	2	20,000	3,333	16,667
Review Manuals	630,000	186,667	443,333	4.5	630,000	46,667	583,333
Tradename/Trademark	2,267,000	170,434	2,096,566	17	2,196,001	41,176	2,154,825
Value of Certification	100,000	6,667	93,333	15	100,000	-	100,000
Value of Curriculum	668,000	36,667	631,333	9	383,000	-	383,000
Website	80,000	35,554	44,446	3	80,000	8,890	71,110

	$4,974,000	$617,661	$4,356,339		$4,366,001	$139,661	$4,226,340

Value of License	$1,395,000	$-	$1,395,000	Indefinite	$-	$-	$-

Total amortization expense was $478,000 for the year ended December 31, 2010 and $139,661 for the period ended December 31, 2009.

Amortization of intangibles that will be charged to operations for the years ended December 31 is as follows:
2011	$560,132
2012	510,291
2013	476,013
2014	330,138
2015	292,429
Thereafter	2,187,337
Total	$4,356,339

6 – PROMISSORY NOTES PAYABLE

In connection with the acquisition of the Culinary Group on December 1, 2010, the Company issued a promissory note to the sellers of the Culinary Group in an amount equal to all pre-tax profits of the Culinary Group for the period from January 1, 2010 through November 30, 2010 that had not been distributed to the sellers of the Culinary Group.  The amount of the note is $437,501 and is payable on or prior to October 15, 2011 or such later date based on there being sufficient free cash flow in the Culinary Group.  The note is non interest bearing and is not collateralized.

On April 11, 2011, the Company obtained short term loans in the aggregate amount of $360,000. The loans are evidenced by unsecured 13.5% promissory notes payable on September 30, 2011; provided, that neither the notes nor any interest thereon may be repaid unless, as at the scheduled repayment date; the Company and its subsidiaries are in compliance with certain covenants, including financial covenants, in its senior loan agreement. In consideration for the loans the company issued warrants to purchase an aggregate of 169,200 shares of common stock at an exercise price of $2.50 per share, subject to certain adjustments.

7 – SENIOR SECURED NOTE PAYABLE

On December 1, 2010, the Company completed a loan dated November 30, 2010 and received gross proceeds in the amount of $3,000,000 as an initial drawdown.  The lender may, at its sole discretion, make additional loans up to an aggregate amount equal to $7,000.000.  The loan bears interest at 13.5%, payable in quarterly installments of $75,000 commencing January 1, 2011, with a final payment in the amount of $1,500,000 due on December 1, 2015.  In exchange for the loan, the Company issued 1,887,571 shares of common stock to the lender, representing 7.5% of the Company’s fully diluted shares of common stock, and warrants exercisable to purchase 628,857 shares of common stock, at an exercise price of $.50, representing 2.5% of the Company’s fully diluted shares of common stock exercisable beginning December 1, 2010 through November 30, 2020.  In the event the number of shares of fully diluted common stock of the Company increases, with certain exceptions set forth in the Loan Agreement, the Company will be required to issue additional shares and warrants so that the lender maintains its ownership of shares and warrants at 7.5% and 2.5%, respectively, of the then fully diluted common stock.  In addition, the Company issued a warrant to purchase 150,000 shares of common stock at an exercise price of $.50 exercisable beginning December 2, 2010 through December 2, 2020 as compensation to a company for services performed in connection with the loan.  The Company has recorded a discount on the loan for the present value of shares and warrants issued in connection with the financing with a balance at December 31, 2010 in the amount of $638,705. This amount will be amortized as interest expense over the term of the loan, using the effective interest rate method at 22.4%.

The loan is secured by a first priority lien and security interest on all of the assets of the Company.  In addition, Valley entered into a Subordination and Intercreditor Agreement with Valley Anesthesia Educational Programs, Inc., whereby Valley Anesthesia Educational Programs, Inc. agreed to subordinate its security interest in all of Valley’s assets, as well as repayment of the note payable in favor of the Senior Lender.  In consideration for the agreement to subordinate its interest, Valley prepaid six monthly payments under the note in the amount of $212,968 and certain Oak Tree principal shareholders agreed to guaranty, under certain circumstances, the payment when due of up to six monthly installments of the note.  See also Note 8.

Presented below are the balances and related expenses of the loan at December 31, 2010.

Principal Amount	$3,000,000
Unamortized Discount	(638,705)
2,361,295
Current Portion	170,094
$2,191,201

Interest and debt discount amortization charged to operations was $45,700 for the year ended December 31, 2010.

The loan matures as follows for the years ending December 31,

2011	$300,000
2012	300,000
2013	300,000
2014	300,000
2015	1,800,000
$3,000,000

8 – NOTE PAYABLE

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

Presented below are the balances and related expenses of the note at December 31, 2010:

Principal Amount	$1,683,766
Unamortized Discount	(227,313)
Interest Payable	46,110
1,502,563
Current Portion	147,032
$1,355,531

Interest and debt discount amortization charged to operations was $116,760 for the year ended December 31, 2010 and $37,867 in fiscal 2009.

Subsequent principal payments are as follows for the years ending December 31,

2011	$225,312
2012	393,969
2013	403,932
2014	414,147
2015	246,405
$1,683,766

9 – EQUIPMENT LEASES PAYABLE

The Company is obligated under capitalized furniture and equipment leases.  The lease obligations are payable in monthly installment of $1,488 and $451, including imputed interest at 11.480% and 19.705%, expiring through September 2012.  The net book value of the capitalized furniture and equipment is $37,806, net of accumulated depreciation of $19,602.

Future annual payments of these obligations as of December 31, 2010 are as follows:

Year Ending December 31,

2011	$22,374
2012	11,909
34,283

Less amount representing interest	3,515
30,768

Less current portion	19,697
$11,071

10 – EARNOUT LIABILITIES

Included in earnout liabilities is an obligation to the sellers of certain assets of Valley Anesthesia Educational Programs, Inc. to receive 40% of the future net revenues, as defined, from two new revenue sources for the three year periods ended December 31, 2012.  The present value of the estimated net revenues the sellers are expected to receive is $79,990 as of December 31, 2010.

Included in earnout liabilities is an obligation to the selling members of Training Direct which provides for the issuance of 179,641 shares of the Company’s Common Stock having a then current market value of $300,000 (the “Escrow Shares”).  The Escrow Shares were issued on March 3, 2010 and are being held in escrow and will be released therefrom subject to the Company achieving certain performance targets as set for in the Interest Purchase Agreement. The present value of the Escrow Shares the selling members are expected to receive is $119,505 as of the acquisition date.

Also included in earnout liabilities is an obligation to the sellers of the Culinary Group which provides for the issuance of shares of the Company’s Common Stock having a then current market value of $500,000.  The present value of the shares expected to be issued is $449,210 as of the date of the consummation of the transactions with the sellers of the Culinary Group and December 31, 2010.

11 – CAPITAL TRANSACTIONS

The Company is authorized to issue 2,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.  The Board of Directors has authorized 250,000 shares of Series A Preferred Stock, each of which is automatically convertible into 49.11333 shares of common stock upon the Company’s filing of an amendment to its certificate of incorporation which increases the authorized shares of common stock to at least 50,000,000.  The Series A Preferred Stock is entitled to receive dividends, if declared by the Board of Directors, and to vote together with the common stock on an “as converted basis.”  The stated or liquidation value is $0.01 per share and has a preference over the common stock on liquidation or sale of the Company equal to the sum of the stated value per share and an amount equal to all unpaid dividends.  As of December 31, 2009, the Company had 250,000 shares of the Series A Preferred Stock issued and outstanding. On October 13, 2010, the Company amended its Certificate of Incorporation to among other things increase its authorized shares of $0.0001 par value common stock to 50,000,000 shares.  Accordingly the preferred shares were converted into 12,278,333 shares of common stock.

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

On December 16, 2009, the Company executed an agreement and plan of merger (the "Merger Agreement")  among the Company, EII Acquisition Corp. (a newly formed acquisition subsidiary of the Company (“Mergerco”), Educational  Investors,  Inc. ("EII") and its securityholders, Sanjo Squared, LLC, Kinder Investments,  LP, Joseph Bianco and Anil Narang (collectively, the "EII Securityholders") pursuant to which the Mergerco would be merged with and into EII,  with EII as the surviving corporation of the merger (the “Reverse Merger”), as a result of which EII will become a wholly-owned subsidiary of the Company.  Under the terms of the Merger Agreement, the EII Securityholders received (i) an aggregate of 6,000,000 shares of the  Company's  Common  Stock,  (ii) the options described in the preceding paragraph were converted into  options  to acquire  2,558,968 additional shares of the Company's Common Stock, fifty percent  (50%) of which have an initial  exercise price of $0.228  per  share  and fifty  percent  (50%) of which  have an  initial exercise  price of $0.41 per share, subject to certain performance  targets set forth in the Merger Agreement,  and (iii) 250,000 shares of the Company's  Series A Preferred Stock,  with each share of the Company's Series A Preferred Stock  automatically convertible  into 49.11333 shares of the Company's  Common Stock upon the filing by the  Company  of an  amendment  to its  certificate  of  incorporation  which increases  the  authorized  shares  of the  Company's  Common  Stock to at least 50,000,000.  On December 31, 2009 the Reverse Merger was consummated.  On October 13, 2010, the Company amended its Certificate of Incorporation to among other things increase its authorized shares of $0.0001 par value common stock to 50,000,000 shares.  Accordingly, the preferred shares were converted into 12,278,333 shares of common stock.

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

On June 30, 2010 the Company consummated a private offering with two lenders pursuant to which the Company sold and issued (i) an aggregate of $150,000 of 13.5% promissory notes due September 30, 2010; and (ii) warrants to purchase an aggregate of 70,500 shares of common stock at an exercise price of $.50 per share, subject to certain adjustments as described in the warrants, beginning on June 30, 2010 through June 30, 2015.  The fair value of the warrants of $154,147 was charged to interest expense in 2010.  The notes and interest were paid on September 30, 2010.  The fair value of the options was determined by the Black-Sholes option pricing model using the following assumptions;  forfeiture rate of 0%, risk free interest rate of 0.32%, volatility 85.60%, expected life 5 years, and dividend rate 0%.  See also Note 7.

A summary of warrant activity as of December 31, 2010, and changes during the year then ended are presented below.

		Weighted-	Weighted-Average
		Average	Remaining
Warrants	Shares	Exercise Price	Contractual Term
			(In years)

Oustanding at January 1, 2010	930,000	$0.05
Issued	849,357	0.50
Exercised	(884,000)	(0.05)
Forfeited or expired	-	-
Outstanding at December 31, 2010	895,357	$0.48	9
Exercisable at December 31, 2010	895,357	$0.48	9

On December 24, 2009 the Company adopted the 2009 Stock Incentive Plan to provide the Company with a means to assist in recruiting, retaining and rewarding certain employees, directors and consultants and to motivate such individuals to exert their best efforts on behalf of the Company by providing incentives through the granting of Awards.  After giving effect to the Reverse Merger, on December 31, 2009 the Company granted 877,360 options to certain members of management, the directors and consultants.  The options are exercisable at a price of $.50 per share.  As of December 31, 2010, 712,854 of the options are currently exercisable and 164,506 of the options vest during the year ended December 31, 2011, and options not exercised expire 5 years from date of grant. The fair value of the options was charged to operations as compensation in the amount of $746,417 for the period ended December 31, 2009, and $344,260 for the year ended December 31, 2010.  The fair value of the options was determined by the Black-Scholes option pricing model using the following assumptions; forfeiture rate 0%, risk free interest rate 1.63%, volatility 172.48%, expected life 2.5-3.25 years, and dividend rate 0%.  At December 31, 2010, there was $115,426 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized during the year ended December 31, 2011.  There are 622,640 options under the plan available for future grants.

A summary of option activity under the stock incentive plan as of December 31, 2010, and changes during the year ended is presented below.

		Weighted-	Weighted-Average
		Average	Remaining
Options	Shares	Exercise Price	Contractual Term
			(In years)

Oustanding at January 1, 2010	3,436,328	$0.39
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2010	3,436,328	$0.39	4
Exercisable at December 31, 2010	712,854	$0.50	4

A summary of the status of the Company’s nonvested shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below.

		Weighted-
		Average Grant
Nonvested Shares	Shares	Date Fair Value

Nonvested at January 1, 2010	329,010	$1.40
Granted	-	-
Vested	(164,504)	1.39
Forfeited	-	-
Outstanding at December 31, 2010	164,506	$1.40

On January 6, 2011, the Company issued 5-year options to purchase an aggregate of 150,000 shares of common stock to three employees of the Company at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 16,667 shares on January 6, 2011, as to 16,667 shares on January 6, 2012, and as to 16,666 shares on January 6, 2013. On February 7, 2011, the Company issued 5-year options to purchase an aggregate of 50,000 shares of common stock to an employee of the Company at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 16,667 shares on February 7, 2011, as to 16,667 shares on February 7, 2012, and as to 16,666 shares on February 7, 2013.

12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from leased and rented facilities. The Company’s leases expire at various times through October 8, 2019, with an option to renew one lease for an additional five years.  Terms of this lease requires minimum monthly payments of $5,850 plus annual increases of three percent or the CPI annual increase, if greater. The Company must pay for repairs, maintenance and insurance under this lease.

The Company also rents office space from one of its officers for $725 per month and reimburses another officer $2,992 per month for rent of office space on a month-to-month basis.

The minimum annual payments under lease obligations are as follows for the years ending December 31:

2011	$155,234
2012	125,014
2013	127,265
2014	96,263
2015	81,991
Thereafter	329,726
Total	$915,493

Rent expense for the year ended December 31, 2010 was $113,945 and for the period ended December 31, 2009 was $15,655.

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

Employment and Consulting Agreements

The Company has entered into various employment contracts with its executives.  In addition to base compensation, the contracts provide for compensation adjustments, as described in the agreements, plus stock options (Note 11).  The total base compensation commitment of the contracts is as follows for the years ending December 31:

2011	$1,068,397
2012	965,000
2013	500,000

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

Licenses

The Culinary Group and Training Direct, as holders of state department of education licenses, are required to remain compliant with regulations relating to curriculum, faculty, facilities, placement rates and finances.  In addition, both have to maintain different approvals from industry associations and governing bodies which require compliance procedures.

13 – LOSS PER SHARE

For the year ended December 31, 2010 and for the period ended December 31, 2009, the exercise of warrants, stock options, and escrow shares issued in purchase of subsidiary were excluded in the computations of the Company’s diluted loss per share because the Company reported net losses from continuing operations. In addition, the conversion of the Series A Preferred Stock for the period from January 1, 2010 through October 18, 2010 and for the period ended December 31, 2009 was excluded in the computation of the Company’s diluted loss per share because the Company reported net losses.  These preferred shares were issued because the Company did not have sufficient authorized and unissued common shares to issue to the former EII stockholders on the date of merger.  On October 13, 2010 the Company amended its Certificate of Incorporation to, among other things, increase the number of authorized shares of common stock to 50,000,000 shares.  Accordingly, the preferred shares were exchanged for 12,278,333 shares of common stock.  Anti-dilutive common share equivalents excluded from diluted loss per share  were as follows:

	2010	2009
Conversion of preferred stock	-	12,278,333
Exercise of warrants	895,357	930,000
Vested stock options	712,854	548,350
Nonvested stock options	2,723,474	2,887,978
Escrow shares issued in purchase of subsidiary	179,641	179,641

The following table represents the unaudited pro forma effect on earnings per share for the dilution resulting from the conversion of the Series A Preferred Stock for the year ended December 31, 2010 and for the period ended December 31, 2009.

	Year Ended
	December 31, 2010
	As Reported	Pro Forma

Net Loss Per Common Share	$(0.13)	$(0.07)

Weighted Average Number of Common Shares Outstanding	9,818,333	19,573,721

	Period Ended
	December 31, 2009
	As Reported	Pro Forma

Net Loss Per Common Share	$(0.17)	$(0.06)

Weighted Average Number of Common Shares Outstanding	6,166,700	18,444,033

14 – INCOME TAXES

The provision for income taxes consists of the following:

	2010	2009
Current:
Federal	$4,124	$10,000
State	31,320	9,245
Total current	35,444	19,245
Deferred:
Federal	4,348	(10,000)
State	1,279	(9,245)
Total deferred	5,627	(19,245)
Total provision for income taxes	$41,071	$-

Net deferred tax assets (liabilities) would have included the following components:

Deferred Tax Asset (Liability)

For the year ended December 31, 2010
Accumulated depreciation and amortization	$55,811
Deferred tax liability - acquired assets	(37,600)
Stock based compensation	439,471
Warrant based interest	61,659
Acquisition-related costs	157,206
Cash to accrual adjustment	(227,995)
Net operating loss	154,826
Other	1,280
Valuation allowance	(591,040)
$13,618

For the period ended December 31, 2009
Accumulated depreciation and amortization	$14,787
Stock based compensation	301,315
Acquisition-related costs	156,970
Valuation allowance	(453,827)
$19,245

The following is a reconciliation of income taxes computed at the U. S. Federal income tax rate to the actual effective income tax provision:

	% of Pre-Tax Income
	For the Year	For the Period
	Ended	Ended
	December 31, 2010	December 31, 2009
Statutory Federal income tax rate	(34.0)%	(34.0)%
Non-deductible costs	2.2%	0.4%
State income taxes, net of Federal tax benefit	1.5%	0.6%
Tax valuation allowance	29.9%	30.3%
Other, net	3.6%	2.7%
	3.2%	-%

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Such report is not required by the Company’s registered public accounting firm.

(b) Internal Controls over Financial Reporting. During the year ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the year ended December 31, 2010. We believe that internal control over financial reporting is effective.  We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Identification of Executive Officers and Directors

The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this report:

Name	Age	Position
Joseph J. Bianco	60	Chief Executive Officer and Chairman of the Board of Directors
Anil Narang	47	President, Chief Operating Officer and Director
Kellis Veach	68	Chief Financial Officer and Secretary
Joseph Monaco	49	Executive Vice President
Harold Kaplan	61	Executive Vice President
Dov Perlysky	47	Director
Howard Spindel	65	Director
David Cohen	72	Director

Joseph J. Bianco purchased Lotus Performance Cars, Inc. in 1982, which he subsequently sold to General Motors in 1987. In 1990, Mr. Bianco cofounded and became Chief Executive Officer of Alliance Entertainment Corporation. In 1996, Mr. Bianco and his partner sold control of NYSE-Listed Alliance, then the leading independent distributor of CD music in the world, and resumed his private investing activities. In 1998, an investor group led by Mr. Bianco bought the first of several magazine distributors that were consolidated into the Interlink Companies, of which Mr. Bianco was Chairman. Interlink, a leading distributor of magazines to booksellers and other retailers was sold in 2001 to the Source-Interlink Companies. From 1997 to 2000, Mr. Bianco was also Chairman of Cognitive Arts, Inc., a leading creator of educational software, which was purchased from Northwestern University. From 2003 to 2004, he served on the board of directors of Whitewing Environmental, Inc. and from June 2010 to December 2010 served as Chief Executive Officer of Gerova Financial Group, Ltd. and as a member of its board of directors from June 2010 to February 2011.  Mr. Bianco also serves on the Board of several other private corporations as well as two non-profit organizations. Mr. Bianco graduated from Yale Law School in 1975, where he was an editor of the Yale Law Journal. He became Associate Dean at Cardozo School of Law at Yeshiva University and is the author of two books and various articles.

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

Joseph Monaco has been involved in proprietary education since 1980. Over the past 30 years, he has held positions as President, Chief Operating Officer, Chief Financial Officer, and Licensed School Director, for more than 8 post-secondary institutions. He has served on multiple State Association Boards of Directors, and has been active with multiple Federal Accrediting Bureaus. Mr. Monaco has worked closely with the State Education Department, Officials, and State Agencies supporting Vocational Training and other Federal and State Higher Education Organizations. Mr. Monaco attended Fairfield University, Fairfield CT and has received various recognition and achievement awards for his service to the Vocational – Proprietary School sector.

Harold Kaplan has over 25 years of experience in the proprietary education industry, specializing in marketing and recruitment/procurement of students.  Prior to joining the Company in 2010, Mr. Kaplan was the Vice President of the Culinary Group.  Prior to the Culinary Group, he worked for 12 years with the New York City Board of Education as an administrator.  Mr. Kaplan’s experiences have included training programs for a variety of types of students including blind and visually impaired, hearing impaired, substance and alcohol abusers and learning disabled.  Mr. Kaplan holds a BBA and an MPA from Baruch College.

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

David Cohen, Ph.D, after 20 years as an academic research scientist, served as Provost at Northwestern University in the early 1990s and moved to Columbia University in 1995 to serve as Vice President and Dean of the Faculty for Arts and Sciences until 2003 and as Professor of Biological Sciences and Professor of Neuroscience in Psychiatry until 2008. He is currently Vice President and Dean of the Faculty Emeritus for Arts and Sciences at Columbia and Professor Emeritus of Neuroscience in Psychiatry and Alan H. Kempner Professor Emeritus of Biological Sciences at Columbia. Dr. Cohen has served on the board of directors of Zenith Electronics, KLi Corporation, Thuris Corporation, Learning Sciences Corporation, Identity Theft 911 and Eduventures, Inc., as well as in an advisory capacity to Knowledge Investment Partners. In addition, Dr. Cohen has served on the board of directors or trustees for various not-for profit organizations, including the Columbia University Press, the Research Libraries Group, Trevor Day School, The Grass Foundation, Argonne National Laboratory, and the Fermi National Accelerator Laboratory. He has served as a consultant for the National Institutes of Health, the National Science Foundation, the Department of Defense, and the National Academy of Sciences His major elected offices include President of the Society for Neuroscience and Chairman of the Association of American Medical Colleges. Beginning in 2009, Dr. Cohen began serving as Provost of the University of the People, a recently launched on-line, not-for-profit global university He earned a Bachelor of Arts degree from Harvard University in 1960 and a Ph.D. from the University of California, Berkeley, in 1963.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Timothy Sauvage, President of Valley, co-founded Valley Anesthesia Educational Programs, Inc. in 1993 and became President of Valley Anesthesia, Inc. in August 20, 2009 with the sale of assets to Valley Anesthesia, Inc. Mr. Sauvage is Chief Nurse Anesthetist at the Central Iowa Health Care System in Des Moines, Iowa. Mr. Sauvage has been in the nurse anesthesia education market for 21 years. He formerly served as Director of Veterans Affairs- Drake University Anesthesia Clinical Specialization. Mr. Sauvage’s areas of responsibility include teaching at each of Valley’s courses, assisting with updating the course manual and MemoryMasterTM, and providing overall guidance and direction for the company. Mr. Sauvage graduated from Murray State University with a Bachelor of Science in Nursing. He obtained a Master of Science in Clinical Anesthesia from the Minneapolis School of Anesthesia and has done post graduate work at Iowa State University in Ames, Iowa.

Barbara Paradise, Vice President of Valley, whose husband was a co-founder of Valley Anesthesia Educational Programs, Inc., served as Vice President of Valley Anesthesia Educational Programs, Inc. since 2001, and became Vice President of Valley Anesthesia, Inc. in August 2009 with the sale of assets to Valley Anesthesia, Inc. Ms Paradise contributes to the overall vision of the company, and her responsibilities include overseeing the office operations, preparing marketing materials, coordinating production/printing of the course manual and MemoryMasterTM, order processing, and customer service. Ms. Paradise graduated from University of Wisconsin – Stout with a degree in Home Economics and has done some graduate work at the University of Minnesota.

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

Role of the Board of Directors

Pursuant to Delaware law, our business, property and affairs are managed under the direction of our board of directors. The board has responsibility for establishing broad corporate policies and for our overall performance and direction, but is not involved in day-to-day operations. Members of the board keep informed of our business by participating in board meetings, by reviewing analyses and reports sent to them regularly, and through discussions with our executive officers.

Board Committees

We have not established an audit committee, compensation committee, nominating committee or other committee of our board of directors. However, we intend to establish an audit committee, compensation committee, nominating committee or other committee of our board of directors which complies with the independence and other rules of the NYSE Amex, LLC.

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

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we intend to comply with the rules of the NYSE Amex, LLC. The board of directors also will consult with counsel to ensure that the board of directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of future audit committee members. The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Currently we do not satisfy the “independent director” requirements of the NYSE Amex, LLC, which requires that a majority of a company’s directors be independent. Our board of directors intends to appoint additional members, each of whom will satisfy such independence requirements.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and shareholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to us for the year ended December 31, 2010, and other than the Form 3s filed by Joseph Monaco and Harold Kaplan, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% shareholders were filed on a timely basis.

Code of Ethics

As of the date of this report, we have not adopted a Code of Ethics applicable to all of our employees, officers and directors, wherever they are located and whether they work for us on a full or part-time basis. We intend to adopt a Code of Ethics in the near future so that it complies with the NYSE Amex rules and regulations. The Code will provide rules and procedures to help our employees, officers and directors recognize and respond to situations that present ethical issues. Compliance with this code will be mandatory and those who violate the standards in this Code will be subject to disciplinary action.

Item 11.   Executive Compensation.

The following table sets forth certain information concerning the compensation of the chief executive officer and certain of other executive officers of our company whose aggregate cash compensation exceeded $100,000 (other than the chief executive officer) for each of the last two fiscal years.

Summary Compensation Table

Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph J. Bianco,	2010	$73,333	$—	$—	$—	$—	$—	$—	$73,333
CEO and Chairman	2009	$26,250	$-0-	$-0-	$4,000	$-0-	$-0-	$-0-	$30,250
David Stahler (1)	2010	$—	$—	$—	$—	$—	$—	$—	$—
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph J. Bianco, CEO and Chairman	-0-	639,742	-0-	$0.228	12/31/14	-0-	$-0-	-0-	$-0-
	-0-	639,742	-0-	$0.41	12/31/14	-0-	$-0-	-0-	$-0-
Anil Narang, President, COO and Director	-0-	639,742	-0-	$0.228	12/31/14	-0-	$-0-	-0-	$-0-
	-0-	639,742	-0-	$0.41	12/31/14	-0-	$-0-	-0-	$-0-
Kellis Veach, CFO	82,252	82,253	-0-	$0.50	12/31/14	-0-	$-0-	-0-	$-0-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the year end December 31, 2010. Joseph J. Bianco, our  CEO and Chairman, is included in the Summary Compensation Table.

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

Stock Incentive Plan

On December 23, 2009, our board of directors have consented in writing to approve our 2009 Stock Incentive Plan for key employees, directors, consultants and others providing services to us, pursuant to which up to 1,500,000 shares of common stock shall be authorized for issuance thereunder. On May 19, 2010, Kinder Investments, L.P. and Sanjo Squared, LLC, each affiliates of our company, have entered into a written shareholder consent authorizing each of the name change, the share capital increase and the 2009 Stock Incentive Plan. The following paragraphs describe the principal terms of the 2009 Plan.

Purpose. The purpose of the 2009 Plan is to provide us with a means to assist in recruiting, retaining and rewarding certain employees, directors and consultants and to motivate such individuals to exert their best efforts on our behalf by providing incentives through the granting of awards. By granting awards to such individuals, we expect that the interests of the recipients will be better aligned with the interests of our company.

Stock Subject to the 2009 Plan. Currently a total of 1,500,000 shares of common stock may be issued under the 2009 Plan, subject to adjustments. We may use shares held in treasury in lieu of authorized but unissued shares. If any award expires or terminates, the shares subject to such award shall again be available for purposes of the 2009 Plan. Any shares used by the participant as payment to satisfy a purchase price related to an award, and any shares withheld by us to satisfy an applicable tax-withholding obligation, shall again be available for purposes of the 2009 Plan.

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

Eligible Persons. Any employee or director, as well as consultant to our company, who is selected by the board of directors is eligible to receive awards. The board of directors will consider such factors as it deems pertinent in selecting participants and in determining the type and amount of their respective awards, provided that incentive stock options may only be granted to employees.

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

Awards Granted.  As of the date of this report, the Company has granted the following options under the 2009 Plan:

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

Under the Merger Agreement, the Veach and Ashok Narang Stock Options were each converted into 5-year options to purchase an aggregate of 164,505 shares of Oak Tree common stock with respect to Mr. Veach and 164,505 shares of Oak Tree common stock with respect to Mr. Narang, each at an exercise price of $0.50. These options are exercisable as to 82,252 shares on December 31, 2010 and as to 82,253 shares on December 31, 2011.

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

Under the Merger Agreement, the Spindel, Perlysky, Cohen and Turkel EII Stock Options were each converted into 5-year options to purchase an aggregate of (i) 109,670 shares of Oak Tree common stock with respect to Mr. Spindel, (ii) 109,670 shares of Oak Tree common stock with respect to Mr. Perlysky, (iii) 109,670 shares of Oak Tree common stock with respect to Dr. Cohen, and (iv) 109,670 shares of Oak Tree common stock with respect to Mr. Turkel, each at an exercise price of $0.50. Each of these options vest in full on the date of grant.

On December 31, 2009, the board of directors of Oak Tree granted Leonard Katz a 5-year option to purchase an aggregate of 109,670 shares of Oak Tree common stock at an exercise price of $0.50 in his capacity as a consultant. This option vests in full on the date of grant.

On January 6, 2011, we issued 5-year options to purchase an aggregate of 150,000 shares of common stock to three employees of the Company (50,000 options each), including Kellis Veach, our Chief Financial Officer, at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 16,667 shares on January 6, 2011, as to 16,667 shares on January 6, 2012, and as to 16,666 shares on January 6, 2013.

On February 7, 2011, we issued 5-year options to purchase an aggregate of 50,000 shares of common stock to an employee of the Company, at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 16,667 shares on February 7, 2011, as to 16,667 shares on February 7, 2012, and as to 16,666 shares on February 7, 2013.

Amendment. The 2009 Plan may be amended, altered, suspended or terminated by the administrator at any time. We may not alter the rights and obligations under any award granted before amendment of the 2009 Plan without the consent of the affected participant. Unless terminated sooner, the 2009 Plan will terminate automatically on December 23, 2019.

Employment and Consulting Agreements

Bianco Employment Agreement

On August 20, 2009, EII entered into an Employment Agreement with Joseph Bianco (the “Bianco Employment Agreement”) pursuant to which Mr. Bianco was engaged through December 31, 2012 as EII’s Chief Executive Officer with the responsibility for the overall operation of EII, as well as other duties as may be assigned to Mr. Bianco by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Bianco a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII.  On November 15, 2010, our board of directors approved of an increase in Mr. Bianco’s Base Salary to $110,000.

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

Base Tier I EBTDA Per Share means: (1) $0.036 for the measuring year ending December 31, 2010, (2) $0.055 for the measuring year ending December 31, 2011, (3) $0.091 for the measuring year ending December 31, 2012, (4) $0.109 for the measuring year ending December 31, 2013, and (5) $0.137 for the measuring year ending December 31, 2014. Base Tier II EBTDA Per Share means: (1) $0.055 for the measuring year ending December 31, 2010, (2) $0.091 for the measuring year ending December 31, 2011, (3) $0.137 for the measuring year ending December 31, 2012, (4) $0.164 for the measuring year ending December 31, 2013, and (5) $0.191 for the measuring year ending December 31, 2014. EBTDA Per Share means (1) the net income after our taxes (exclusive of any non-recurring or extraordinary items paid or accrued) and our consolidated subsidiaries (if any) in the applicable measuring year, plus (A) federal and state income taxes paid or accrued in such measuring year, (B) amounts paid or accrued in such measuring year in respect of depreciation of tangible assets, (C) amounts paid or accrued in such Measuring Year in respect of non-cash interest charges, and (D)  amounts paid or accrued in such measuring year in respect of amortization of intangible assets, including goodwill, all as set forth on the audited consolidated statements of income or operations of us and our consolidated subsidiaries (if any) in the applicable measuring year and as determined in accordance with GAAP by our independent accountants, divided by (2) the weighted average of the outstanding common stock, measured on a fully diluted basis.

The Bianco Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Narang Employment Agreement

On August 20, 2009, EII entered into an Employment Agreement with Anil Narang (the “Narang Employment Agreement”) pursuant to which Mr. Narang was engaged through December 31, 2012 as EII’s President and Chief Operating Officer with the responsibility for the overall operation of EII together with Mr. Bianco, as well as other duties as may be assigned to Mr. Narang by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Narang a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII. On November 15, 2010, our board of directors approved of an increase in Mr. Narang’s Base Salary to $110,000.

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

Veach Employment Agreement

On August 20, 2009, EII entered into an Employment Agreement with Kellis Veach (the “Veach Employment Agreement”) pursuant to which Mr. Veach was engaged through December 31, 2012 as EII’s Chief Financial Officer with the responsibility for financial reporting and operation of EII, as well as other duties as may be assigned to Mr. Veach by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Veach a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII. In addition to the Base Salary and bonus, Mr. Veach may be granted options to purchase, or stock appreciation rights in, shares of the common stock of EII. On November 15, 2010, our board of directors approved of an increase in Mr. Veach’s Base Salary to $110,000.

The Veach Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

Assignment and Assumption Agreements

On December 31, 2009, Oak Tree entered into certain Assignment and Assumption Agreements with EII, Joseph Bianco, Anil Narang and Kellis Veach under which EII assigned to Oak Tree all of EII’s rights, title and interest, and delegated all of its obligations and liabilities, to each of the Bianco, Narang and Veach Employment Agreements to Oak Tree. In addition, Oak Tree assumed all covenants, agreements, and other obligations to be performed by EII under the Bianco, Narang and Veach Employment Agreements, and Messrs Bianco, Narang and Veach each consented to the Assignment and Assumption Agreement applicable to him.

Joseph Monaco Employment Agreement

In connection with our acquisition of Culinary Tech Center, LLC and Professional Culinary Academy LLC, on December 1, 2010, we entered into an employment agreement with Joseph Monaco (the “Monaco Employment Agreement”), expiring December 31, 2013, pursuant to which Mr. Monaco shall serve as an Executive Vice President of the Company and the President of the Culinary Group. Mr. Monaco shall receive a base salary of $150,000 in 2010, increasing to $200,000 in 2011 and $250,000 in each of 2012 and 2013; provided, that, in the event that the cumulative pre-tax income of the Culinary Group in 2011 does not equal or exceed the cumulative pre-tax income in 2010, then the base salary for 2012 and 2013 shall remain at $200,000.  In addition, Monaco shall be entitled to discretionary bonuses, as determined by the Company’s board of directors.  Upon the execution of the Monaco Employment Agreement, that certain Consulting Agreement dated as of December 31, 2009 between the Company and Mr. Monaco was terminated.

Harold Kaplan Employment Agreement

Also in connection with our acquisition of Culinary Tech Center, LLC and Professional Culinary Academy LLC, on December 1, 2010, we entered into an employment agreement with Harold Kaplan, expiring December 31, 2013, pursuant to which Mr. Kaplan shall serve as an Executive Vice President of the Company and the Chief Operating Officer of the Culinary Group. Mr. Kaplan shall receive a base salary of $150,000 in 2010, increasing to $200,000 in 2011 and $250,000 in each of 2012 and 2013; provided, that, in the event that the cumulative pre-tax income of the Culinary Group in 2011 does not equal or exceed the cumulative pre-tax income in 2010, then the base salary for 2012 and 2013 shall remain at $200,000.  In addition, Kaplan shall be entitled to discretionary bonuses, as determined by the Company’s board of directors.

Ashok Narang Employment Agreement with Training Direct

On December 31, 2009, Training Direct entered into an Employment Agreement with Ashok Narang pursuant to which Mr. Narang was engaged through December 31, 2012 (the “Term”) as Training Direct’s Vice President with the responsibility for the overall operation of Training Direct, as well as other duties as may be assigned to Mr. Narang by our board of directors, including providing services to us and our other subsidiaries. Training Direct will pay Mr. Narang a salary of $135,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus as shall be determined in the sole discretion of the independent members of our board of directors. In addition to the Base Salary and bonus, Mr. Narang may be granted options to purchase, or stock appreciation rights in, shares of our common stock. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or controlling persons, pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered hereunder, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March28, 2011 by:

•	each person known by us to own beneficially more than 5% of the Company’s outstanding common stock;
•	each named executive officer;
•	each of the Company’s directors; and
•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power over securities. The table below includes the number of shares underlying options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2011. It is therefore based on 22,938,540 shares of common stock outstanding as of March 31, 2011, of which 179,641 are held in escrow and are subject to earn-out provisions. Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2011 are considered outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Unless otherwise noted, the principal address of each of the directors and officers listed below is 845 Third Avenue, 6th Floor, New York, New York 10022.

Name of Beneficial Owner	Share Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Beneficially Owned (1)
Sanjo Squared, LLC (2)	1,827,833	(3)	8,0%

Kinder Investments, L.P. (4)	10,967,500	(5)	47.8%

Joseph J. Bianco	5,056,408	(6)	22.0%

Anil Narang	4,956,407	(7)	21.6%

Kellis Veach	98,919	(8)	*

Dov Perlysky	11,083,036	(9)	48.3%

Howard Spindel	109,770	(10)	*

David Cohen	109,670	(11)	*

Joseph Monaco	602,514	(12)	2.6%

Harold Kaplan	360,000	(13)	1.6%

Whyte, Lyon & Co., Inc. (14)	2,863,007	(15)	12.5%

Narang Family Partnership, L.P. (16)	2,763,007	(17)	12,0%

All Directors and Executive Officers as a group (7 persons)	22,376,724		97.5%

* Less than one percent.

(1)	The numbers are based on 22,938,540 shares outstanding as of March 31, 2011, of which 179,641 are held in escrow and are subject to earn-out provisions.
(2)
The persons sharing voting, dispositive or investment powers over Sanjo (50% each) are Joseph J. Bianco and Anil Narang, Managers. The address of Sanjo is c/o Oak Tree Educational Partners, Inc., 845 Third Avenue, 6th Floor, New York, New York 10022.

(3)
This number represents: (i) 600,000 shares of Oak Tree Common Stock, and (ii) 1,227,833 shares of common stock owned by Sanjo Squared, LLC issued upon automatic conversion of a portion of the 50,000 shares of our Series A Convertible Preferred Stock.

(4)
The General Partner of Kinder is Nesher, LLC. The person having voting, dispositive or investment powers over Nesher is Dov Perlysky, Managing Member. The address of Kinder is c/o Oak Tree Educational Partners, Inc., 845 Third Avenue, 6th Floor, New York, New York 10022.

(5)	This number represents 10,967,500 shares of common stock.
(6)
This number represents: (i) options to purchase 1,279,484 shares of Oak Tree Common Stock at an exercise price equal to $0.228 per share with respect to 639,742 options and $0.41 per share with respect to 639,742 options; (ii) 300,000 shares of Oak Tree Common Stock owned by Sanjo Squared, LLC; (iii) 613,917 shares of common stock owned by Sanjo Squared, LLC issued upon automatic conversion of a portion of the 50,000 shares of our Series A Convertible Preferred Stock; (iv) 80,838 Acquisition Shares issued on March 3, 2010 pursuant to the Interest Purchase Agreement dated as of December 31, 2009 and currently owned by Whyte, Lyon & Co., Inc.; (v) 40,419 Escrow Shares issued on March 3, 2010 pursuant to the Interest Purchase Agreement dated as of December 31, 2009 and currently owned by Whyte, Lyon & Co., Inc.; (vi) 900,000 shares transferred or exchanged on October 19, 2010 by Sanjo Squared, LLC to the parties in interest thereof at a per share purchase price equal to $0.06, and currently owned by Whyte, Lyon & Co., Inc.; and (vii) 1,841,750 shares of common stock issued upon automatic conversion of a portion of the 50,000 shares of our Series A Convertible Preferred Stock owned by Whyte, Lyon & Co., Inc. The person having voting, dispositive or investment powers over Whyte, Lyon & Co., Inc. is Joseph J. Bianco, CEO.

(7)
This number represents: (i) options to purchase 1,279,484 shares of Oak Tree Common Stock at an exercise price equal to $0.228 per share with respect to 639,742 options and $0.41 per share with respect to 639,742 options; (ii) 300,000 shares of Oak Tree Common Stock owned by Sanjo Squared, LLC; (iii) 613,916 shares of common stock owned by Sanjo Squared, LLC issued upon automatic conversion of a portion of the 50,000 shares of our Series A Convertible Preferred Stock; (iv) 80,838 Acquisition Shares issued on March 3, 2010 pursuant to the Interest Purchase Agreement dated as of December 31, 2009 and currently owned by Narang Family Partnership, L.P.; (v) 40,419 Escrow Shares issued on March 3, 2010 pursuant to the Interest Purchase Agreement dated as of December 31, 2009 and currently owned by Narang Family Partnership, L.P.; (vi) 900,000 shares transferred or exchanged on October 19, 2010 by Sanjo Squared, LLC to the parties in interest thereof at a per share purchase price equal to $0.06, and currently owned by Narang Family Partnership, L.P.; and (vii) 1,741,750 shares of common stock issued upon automatic conversion of a portion of the 50,000 shares of our Series A Convertible Preferred Stock owned by Narang Family Partnership, L.P. The person having voting, dispositive or investment powers over Narang Family Partnership, L.P. is Anil Narang, Managing Partner.

(8)
This number represents options to purchase: (i) 82,252 shares of common stock granted on December 31, 2009 at an exercise price of $0.50 per share which vested on December 31, 2010; and (ii) 16,667 shares of common stock granted on January 6, 2011 at an exercise price of $2.75 per share which vested on January 6, 2011. Does not include options to purchase an aggregate of: (i) 82,253 shares of common stock granted on December 31, 2009 at an exercise price of $0.50 per share which vests on December 31, 2011; and (ii) 33,333 shares of common stock granted on January 6, 2011 at an exercise price of $2.75 per share of which (a) 16,667 options shall vest on January 6, 2012; and (b) 16,666 options shall vest on January 6, 2013.

(9)
This number represents: (i) 100 shares of common stock owned by Mr. Perlysky; (ii) options to purchase 109,670 shares of common stock at an exercise price equal to $0.50 per share; (iii) 10,967,500 shares owned by Kinder Investments, L.P; and (iv) 5,766 shares owned by Krovim, LLC.

(10)
This number represents: (i) 100 shares owned by Jash Group, Inc. Mr. Spindel, Senior Vice President of Jash Group, Inc., has the ability to vote these shares but otherwise disclaims beneficial ownership; and (ii) options to purchase 109,670 shares of common stock at an exercise price equal to $0.50 per share. Does not include 100 shares owned by Mr. Spindel’s spouse, as to which he disclaims beneficial ownership.

(11)	This number represents options to purchase shares of common stock at an exercise price equal to $0.50 per share.
(12)
Excludes 60,000 shares owned by Denise Monaco and 180,000 shares owned by Alexandria Monaco, the wife and daughter respectively, of Joseph Monaco.  Mr. Monaco disclaims beneficial interest in these shares.

(13)
Excludes 60,000 shares owned by Cheri Kaplan and 180,000 shares owned by Brittany Kaplan, the wife and daughter respectively, of Harold Kaplan.  Mr. Kaplan disclaims beneficial interest in these shares.

(14)	The person having voting, dispositive or investment powers over Whyte, Lyon & Co., Inc. is Joseph J. Bianco, CEO.
(15)
This number represents: (i) 1,841,750 shares of common stock issued upon automatic conversion of a portion of the 50,000 shares of our Series A Convertible Preferred Stock; (ii) 80,838 shares transferred or exchanged on October 19, 2010 by Joseph J. Bianco to the party in interest thereof at a per share purchase price equal to $0.06; (iii) 40,419 shares transferred or exchanged on October 19, 2010 by Joseph J. Bianco to the party in interest thereof at a per share purchase price equal to $0.06; and (iv) 900,000 shares transferred or exchanged on October 19, 2010 by Sanjo Squared, LLC to the parties in interest thereof at a per share purchase price equal to $0.06.

(16)	The person having voting, dispositive or investment powers over Narang Family Partnership, L.P. is Anil Narang, Managing Partner.

(17)
This number represents: (i) 1,741,750 shares of common stock issued upon automatic conversion of a portion of the 50,000 shares of our Series A Convertible Preferred Stock; (ii) 80,838 shares transferred or exchanged on October 19, 2010 by Anil Narang to the party in interest thereof at a per share purchase price equal to $0.06; (iii) 40,419 shares transferred or exchanged on October 19, 2010 by Anil Narang to the party in interest thereof at a per share purchase price equal to $0.06; and (iv) 900,000 shares transferred or exchanged on October 19, 2010 by Sanjo Squared, LLC to the parties in interest thereof at a per share purchase price equal to $0.06.

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

Prior to the reverse merger, we used office space provided to us by our former President, David Stahler, at no cost. The amount of office space used by us was insignificant.

The mother of our prior President is a co-trustee of a trust which owns approximately 14% of the capital stock of Chocolate Printing Company, Inc., one of our prior clients.

Lease

EII’s and Valley’s principal executive offices are located at 845 Third Avenue, 6th Floor, New York, New York 10022. Valley rents office space from one of its officers under a lease which expiredAugust 20, 2010 and pays $725 per month on a month-to-month basis . EII also reimburses another officer $2,992 per month for rent of office space on a month-to-month basis.

Employment and Consulting Agreements

On August 20, 2009, EII entered into an Employment Agreement with Joseph Bianco (the “Bianco Employment Agreement”) pursuant to which Mr. Bianco was engaged through December 31, 2012 (the “Term”) as EII’s Chief Executive Officer with the responsibility for the overall operation of EII, as well as other duties as may be assigned to Mr. Bianco by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Bianco a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII. On November 15, 2010, our board of directors approved of an increase in Mr. Bianco’s Base Salary to $110,000. The Bianco Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

On August 20, 2009, EII entered into an Employment Agreement with Anil Narang (the “Narang Employment Agreement”) pursuant to which Mr. Narang was engaged through December 31, 2012 (the “Term”) as EII’s President and Chief Operating Officer with the responsibility for the overall operation of EII together with Mr. Bianco, as well as other duties as may be assigned to Mr. Narang by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Narang a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII. On November 15, 2010, our board of directors approved of an increase in Mr. Narang’s Base Salary to $110,000. The Narang Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

 On August 20, 2009, EII entered into an Employment Agreement with Kellis Veach (the “Veach Employment Agreement”) pursuant to which Mr. Veach was engaged through December 31, 2012 (the “Term”) as EII’s Chief Financial Officer with the responsibility for financial reporting and operation of EII, as well as other duties as may be assigned to Mr. Veach by the board of directors of EII, including providing services to EII and its other subsidiaries. EII pays to Mr. Veach a salary of $70,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus as shall be determined in the sole discretion of the independent members of the board of directors of EII. Commencing on January 1, 2010, the Base Salary will be increased to an annual amount which shall be commensurate with both (i) the trailing twelve-month consolidated pro-forma (based on acquisitions or other material events that may occur) earnings before interest, taxes, depreciation and amortization of intangible assets of the EII Group for the fiscal year ended December 31, 2009, and (ii) the then business prospects of the EII Group, all as shall be determined by the independent members of the Board of Directors of EII. In addition to the Base Salary and Bonus, Mr. Veach may be granted options to purchase, or stock appreciation rights in, shares of the common stock of EII. On November 15, 2010, our board of directors approved of an increase in Mr. Veach’s Base Salary to $110,000. The Veach Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

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

In connection with our acquisition of Culinary Tech Center, LLC and Professional Culinary Academy LLC, on December 1, 2010, we entered into an employment agreement with Joseph Monaco (the “Monaco Employment Agreement”), expiring December 31, 2013, pursuant to which Mr. Monaco shall serve as an Executive Vice President of the Company and the President of the Culinary Group. Mr. Monaco shall receive a base salary of $150,000 in 2010, increasing to $200,000 in 2011 and $250,000 in each of 2012 and 2013; provided, that, in the event that the cumulative pre-tax income of the Culinary Group in 2011 does not equal or exceed the cumulative pre-tax income in 2010, then the base salary for 2012 and 2013 shall remain at $200,000.  In addition, Monaco shall be entitled to discretionary bonuses, as determined by the Company’s board of directors.  Upon the execution of the Monaco Employment Agreement, that certain Consulting Agreement dated as of December 31, 2009 between the Company and Mr. Monaco was terminated.

Also in connection with our acquisition of Culinary Tech Center, LLC and Professional Culinary Academy LLC, on December 1, 2010, we entered into an employment agreement with Harold Kaplan, expiring December 31, 2013, pursuant to which Mr. Kaplan shall serve as an Executive Vice President of the Company and the Chief Operating Officer of the Culinary Group. Mr. Kaplan shall receive a base salary of $150,000 in 2010, increasing to $200,000 in 2011 and $250,000 in each of 2012 and 2013; provided, that, in the event that the cumulative pre-tax income of the Culinary Group in 2011 does not equal or exceed the cumulative pre-tax income in 2010, then the base salary for 2012 and 2013 shall remain at $200,000.  In addition, Kaplan shall be entitled to discretionary bonuses, as determined by the Company’s board of directors.

On December 31, 2009, Training Direct entered into an Employment Agreement with Ashok Narang pursuant to which Mr. Narang was engaged through December 31, 2012 (the “Term”) as Training Direct’s Vice President with the responsibility for the overall operation of Training Direct, as well as other duties as may be assigned to Mr. Narang by our board of directors, including providing services to us and our other subsidiaries. Training Direct will pay Mr. Narang a salary of $135,000 per annum (the “Base Salary”) and he is entitled to receive an annual bonus as shall be determined in the sole discretion of the independent members of our board of directors. In addition to the Base Salary and bonus, Mr. Narang may be granted options to purchase, or stock appreciation rights in, shares of our common stock. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions.

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

Base Tier I EBTDA Per Share means: (1) $0.036 for the measuring year ending December 31, 2010, (2) $0.055 for the measuring year ending December 31, 2011, (3) $0.091 for the measuring year ending December 31, 2012, (4) $0.109 for the measuring year ending December 31, 2013, and (5) $0.137 for the measuring year ending December 31, 2014. Base Tier II EBTDA Per Share means: (1) $0.055 for the measuring year ending December 31, 2010, (2) $0.091 for the measuring year ending December 31, 2011, (3) $0.137 for the measuring year ending December 31, 2012, (4) $0.164 for the measuring year ending December 31, 2013, and (5) $0.191 for the measuring year ending December 31, 2014. EBTDA Per Share means (1) the net income after taxes (exclusive of any non-recurring or extraordinary items paid or accrued) of our company and our consolidated subsidiaries (if any) in the applicable measuring year, plus (A) federal and state income taxes paid or accrued in such measuring year, (B) amounts paid or accrued in such measuring year in respect of depreciation of tangible assets, and (C) amounts paid or accrued in such Measuring Year in respect of non-cash interest charges, and (D)  amounts paid or accrued in such measuring year in respect of amortization of intangible assets, including goodwill, all as set forth on our audited consolidated statements of income or operations and our consolidated subsidiaries (if any) in the applicable measuring year and as determined in accordance with GAAP by our independent accountants, divided by (2) the weighted average of the outstanding common stock, measured on a fully diluted basis.

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

On December 31, 2009, our board of directors granted Leonard Katz a 5-year option to purchase an aggregate of 109,670 shares of our common stock at an exercise price of $0.50 in his capacity as a consultant. This option vests in full on the date of grant.

On January 6, 2011, we issued 5-year options to purchase an aggregate of 150,000 shares of common stock to three employees of the Company (50,000 options each), including Kellis Veach, our Chief Financial Officer, at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 16,667 shares on January 6, 2011, as to 16,667 shares on January 6, 2012, and as to 16,666 shares on January 6, 2013.

On February 7, 2011, we issued 5-year options to purchase an aggregate of 50,000 shares of common stock to  an employee of the Company , at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 16,667 shares on February 7, 2011, as to 16,667 shares on February 7, 2012, and as to 16,666 shares on February 7, 2013.

Oak Tree Common Stock as Part of Merger Consideration

Under the merger agreement, the shareholders of EII were issued an aggregate of 6,000,000 shares of our common stock as part of the merger consideration. Of such shares, 2,400,000 were issued to Sanjo Squared, LLC, an entity controlled by two of our officers and directors, and 3,600,000 were issued to Kinder Investments, L.P., an entity controlled by one of our directors.

Series A Convertible Preferred Stock

Under the merger agreement, the shareholders of EII were issued 250,000 shares of our Series A Preferred Stock, with each share of Series A Preferred Stock automatically convertible into 49.11333 shares of our common stock upon the filing by us of an amendment to its certificate of incorporation which increases the authorized shares of our common stock to at least 50,000,000. Of such shares, 100,000 were issued to Sanjo Squared, LLC and 150,000 were issued to Kinder Investments, L.P. As described herein, on October 13, 2010, we amended and restated our certificate of incorporation to increase the number of our authorized common stock to 50,000,000 and accordingly, 12,278,333 shares of common stock were issued upon automatic conversion of the Series A Preferred Stock.

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

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the NYSE Amex, LLC.  The board of directors also will consult with counsel to ensure that the board of directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of future audit committee members.  The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Currently we do not satisfy the “independent director” requirements of the NYSE Amex, LLC, which requires that a majority of a company’s directors be independent.  Our board of directors intends to appoint additional members, each of whom will satisfy such independence requirements.

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

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Raich Ende Malter & Co. LLP as our auditors for the year ended December 31, 2010.

Audit Fees

Raich Ende Malter & Co. LLP billed us $115,000 and $110,000 in fees for audit services for the year ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

We did not pay any fees to Raich Ende Malter & Co. LLP for assurance and related services that are not reported under Audit Fees above during our fiscal years ending December 31, 2010 and 2009.

Tax and All Other Fees

Raich Ende Malter & Co. LLP billed us $8,000  and-o-for tax compliance services for our fiscal years ended December 31, 2010 and 2009, respectively.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Raich Ende Malter & Co. LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2010, and for the year then ended, none of the hours expended by Raich Ende Malter & Co. LLP’s engagement to audit those financial statements were attributed to work by persons other than Raich Ende Malter & Co. LLP, and its full-time, permanent employees.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.           Report of Independent Registered Public Accounting Firm.

B.           Consolidated Balance Sheets as of December 31, 2010 and 2009.

C.           Consolidated Statements of Operations for the year ended  December 31, 2010 and for the period July 20, 2009 (Inception) through December 31, 2009..

D.           Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2010 and for the period July 20,  2009 (Inception) through December 31, 2009..

E.           Consolidated Statements of Cash Flows for the year ended   December 31, 2010 and for the period July 20,  2009 (Inception) through December 31, 2009.

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

2.2
Agreement and Plan of Merger dated as of May 21, 2010 by and among Educational Training Institute, Inc., Florham Consulting Corp., ETI Acquisition Corp., and the stockholders of Educational Training Institute, Inc. (Incorporated by reference from our Current Report on Form 8-K, filed on May 27, 2010).

2.3
Amended and Restated Agreement and Plan of Merger dated November 30, 2010 by and among Oak Tree Educational Partners, Inc., ETI Acquisition Corp., Educational Training Institute, Inc., and the stockholders of Educational Training Institute, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

3.1	Certificate of Incorporation (Incorporated by reference from our registration statement on Form SB-2, File No. 333-142212, which was declared effective on May 4, 2007).
3.2	By-Laws (Incorporated by reference from our registration statement on Form SB-2, File No. 333-142212, which was declared effective on May 4, 2007).
3.3	Amended and Restated Certificate of Incorporation (Incorporated by reference from our Definitive Information Statement on Schedule 14C, filed on September 21, 2010).
4.1	Form of warrant issued to warrant holders (Incorporated by reference from our registration statement on Form SB-2, File No. 333-142212, which was declared effective on May 4, 2007).
10.1	Employment Agreement dated as of August 20, 2009 between Educational Investors, Inc. and Joseph J. Bianco (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.2	Employment Agreement dated as of August 20, 2009 between Educational Investors, Inc. and Anil Narang (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.3	Employment Agreement dated as of August 20, 2009 between Educational Investors, Inc. and Kellis Veach (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.4	Form of Assignment and Assumption Agreement (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.5	Consulting Agreement dated as of December 31, 2009 between Educational Investors, Inc. and Joseph Monaco (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.6	Form of Lock-Up Agreement (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010)..
10.7	Form of Oak Tree Educational Partners, Inc. Management Stock Option Agreement (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.8
Form of Oak Tree Educational Partners, Inc. Management Stock Option Agreement for Joseph J. Bianco and Anil Narang (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).

10.9	Form of Oak Tree Educational Partners, Inc. Director/Consultant Stock Option Agreement (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.10
Interest Purchase Agreement dated as of December 16, 2009 by and among Educational Investors, Inc., Florham Consulting Corp., TD Management, Inc. and Joseph Monaco (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).

10.11	Employment Agreement dated as of December 31, 2009 between Training Direct, LLC and Ashok Narang (Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010).
10.12	2009 Stock Incentive Plan of Oak Tree Educational Partners, Inc. (Incorporated by reference from our Definitive Information Statement on Schedule 14C, filed on September 21, 2010).

10.13
Membership Interest Purchase Agreement dated as of May 21, 2010, among Florham Consulting Corp., Culinary Tech Center LLC, Professional Culinary Academy LLC, Educational Training Institute, Inc., Joseph Monaco and Harold Kaplan (Incorporated by reference from our Current Report on Form 8-K, filed on May 27, 2010).

10.14	Form of Promissory Note of Florham Consulting Corp. dated as of June 30, 2010 (Incorporated by reference from our Current Report on Form 8-K, filed on July 1, 2010).
10.15	Form of Warrant to Purchase Shares of Common Stock of Florham Consulting Corp. dated as of June 30, 2010 (Incorporated by reference from our Current Report on Form 8-K, filed on July 1, 2010).
10.16
Amended and Restated Interest Purchase Agreement dated November 30, 2010 by and among Oak Tree Educational Partners, Inc., Culinary Tech Center LLC, Professional Culinary Academy LLC, Educational Training Institute, Inc., Joseph Monaco and Harold Kaplan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

10.17
Form of Employment Agreement with Joseph Monaco and Harold Kaplan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

10.18
Loan Agreement dated November 30, 2010 by and among Oak Tree Educational Partners, Inc. and its subsidiaries, and Deerpath Funding, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

10.19
$3,000,000 Initial Term Promissory Note dated November 30, 2010 issued to Deerpath Funding, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

10.20
Warrant to Purchase Shares of Common Stock dated November 30, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

10.21
Security Agreement dated November 30, 2010 by and among Oak Tree Educational Partners, Inc. and its subsidiaries, and Deerpath Funding, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

10.22
Pledge Agreement dated November 30, 2010 by and among Oak Tree Educational Partners, Inc. and certain its subsidiaries, and Deerpath Funding, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

10.23
Subordination and Intercreditor Agreement dated November 30, 2010 by and among Valley Anesthesia, Inc., Valley Anesthesia Educational Programs, Inc. and Deerpath Funding, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

10.24
Amended and Restated Security Agreement dated November 30, 2010 by and among Oak Tree Educational Partners, Inc., Valley Anesthesia, Inc. and their respective subsidiaries, and Valley Anesthesia Educational Programs, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010).

10.25
Form of Promissory Note of Oak Tree Educational Partners, Inc. dated December 1, 2010 as issued to the ETI Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 16, 2011).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on April 12, 2011, thereunto duly authorized.

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

SIGNATURE	TITLE	DATE

/s/ Joseph J. Bianco	Chairman and Chief Executive Officer	April 12, 2011
/s/ Kellis Veach Kellis Veach	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 12, 2011

/s/ Anil K. Narang Anil K. Narang	President, Chief Operating Officer and Director	April 12, 2011

/s/ Joseph Monaco Joseph Monaco	Executive Vice President	April 12, 2011

/s/ Harold Kaplan Harold Kaplan	Executive Vice President	April 12, 2011

/s/ Dov Perlysky Dov Perlysky	Director	April 12, 2011

/s/ Howard Spindel Howard Spindel	Director	April 12, 2011

/s/ David Cohen David Cohen	Director	April 12, 2011