Form 10-Q
period 2011-03-31
Oak Tree Educational Partners, Inc.
filed 2011-05-16
CIK 1384086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number    000-52634

OAK TREE EDUCATIONAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2329345
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

424 West 33rd Street, Suite 360,  New York, New York 10001
(Address of principal executive offices)

(212) 243-5081
(Registrant's telephone number, including area code)

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

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of May 16, 2011: 22,938,540, of which 179,641 shares are held in escrow subject to future earnings attainment.

Oak Tree Educational Partners, Inc.
Quarterly Report on Form 10-Q

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

	Signatures	19

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	we are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, we will not be able to sustain our revenue growth rate;
•	we are subject to risks relating to tuition pricing, which could have a material adverse affect on our financial results;
•	our course offerings be no longer current;
•	our acquisition strategy may have an adverse effect on our ability to manage our business;
•	if we fail to maintain any of our state authorizations, we would lose our ability to operate in that state;
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2011
	(Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash	$377,512	$604,401
Accounts receivable, net of allowance for uncollectable accounts of $22,054
as of March 31, 2011 and $16,246 as of December 31, 2010	1,773,766	1,539,778
Inventory	20,670	50,762
Other current assets	111,453	40,463
	2,283,401	2,235,404

Fixed Assets, net	242,169	237,832

Other Non-Current Assets
Intangible assets, net of accumulated amortization of $758,527 as of
March 31, 2011 and $617,661 as of December 31, 2010	5,610,473	5,751,339
Deferred tax asset	13,618	13,618
Financing costs, net of accumulated amortization of $37,049 as of
March 31, 2011 and $9,262 as of December 31, 2010	518,692	546,478
Other	119,381	106,126
Goodwill	617,506	617,506
	6,879,670	7,035,067

	$9,405,240	$9,508,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of notes payable and capital lease obligations	$449,150	$336,823
Promissory note payable	437,501	437,501
Accounts payable	230,533	146,047
Accrued liabilities	235,185	177,952
Income taxes payable	-	5,533
Deferred revenue	1,414,947	1,361,528
	2,767,316	2,465,384

Other Liabilities
Note payable, net of current portion	1,271,002	1,355,531
Senior secured note payable, net of current portion and discount	2,142,971	2,191,201
Capital lease obligations, net of current portion	7,234	11,071
Earnout liabilities	648,705	648,705
	4,069,912	4,206,508

	6,837,228	6,671,892

Commitments and Contingencies

Shareholders' Equity
Preferred stock - 2,000,000 shares authorized, $.0001 par value, 250,000 shares designated as Series A shares issued and outstanding; none
as of March 31, 2011 and December 31, 2010	-	-
Common stock - 50,000,000 shares, $.0001 par value, authorized at
March 31, 2011 and December 31, 2010; issued and outstanding
22,938,540 as of March 31, 2011 and December 31, 2010	2,294	2,294
Additional paid In capital	5,395,673	5,363,510
Accumulated deficit	(2,689,146)	(2,388,784)
Shares held in escrow	(119,505)	(119,505)
Notes receivable	(21,304)	(21,104)
	2,568,012	2,836,411

	$9,405,240	$9,508,303

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Revenue, net	$1,442,670	$797,764

Operating Expenses
Cost of revenue	571,486	311,951
Selling and administrative expenses	803,993	395,244
Stock based compensation	32,163	86,065
Depreciation and amortization	150,815	122,876
	1,558,457	916,136

Loss from Operations	(115,787)	(118,372)

Other Income (Expense)
Interest income	284	362
Interest expense	(184,859)	(31,320)
	(184,575)	(30,958)

Loss Before Income Taxes	(300,362)	(149,330)

Income Taxes	-	-

Net Loss	$(300,362)	$(149,330)

Net Loss Per Common Share - basic and diluted:	$(0.01)	$(0.02)

Weighted Average Number of Shares Oustanding -
basic and diluted	22,938,540	6,525,981

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity
Three Months Ended March 31, 2011
(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Shares Held	Notes	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	in Escrow	Receivable	Equity

Balance - December 31, 2010	-	$-	22,938,540	$2,294	$5,363,510	$(2,388,784)	$(119,505)	$(21,104)	$2,836,411

Stock based compensation	-	-	-	-	32,163	-	-	-	32,163

Interest on notes receivable	-	-	-	-	-	-	-	(200)	(200)

Net Loss	-	-	-	-	-	(300,362)		-	(300,362)

Balance - March 31, 2011	-	$-	22,938,540	$2,294	$5,395,673	$(2,689,146)	$(119,505)	$(21,304)	$2,568,012

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Cash Flows Used In Operating Activities
Net loss	$(300,362)	$(149,330)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	150,815	122,876
Amortization of debt discount and financing costs	57,369	-
Accrued interest income added to note receivable	(200)	(200)
Accrued interest expense added to note payable	27,353	28,951
Stock based compensation	32,163	86,065
(Increase) Decrease in:
Accounts Receivable	(233,988)	(47,732)
Inventory	30,092	33,833
Other current assets	(70,990)	(38,229)
Increase (Decrease) in:
Accounts payable	84,486	(16,987)
Accrued liabilities	57,233	(6,123)
Income taxes payable	(5,533)	(22,138)
Deferred revenue	53,419	(30,149)
Net cash used in operating activities	(118,143)	(39,163)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(14,286)	(3,729)
Payments for other assets	(13,255)	(35)
Net cash used in investing activities	(27,541)	(3,764)

Cash Flows Used In Financing Activities
Payments of senior debt	(75,000)	-
Payments of capital lease obligations	(6,205)	(5,746)
Net cash used in financing activities	(81,205)	(5,746)

Net Decrease In Cash	(226,889)	(48,673)

Cash - beginning of period	604,401	560,497

Cash - end of period	$377,512	$511,824

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$101,007	$2,368
Income taxes	$30,643	$14,313

See notes to consolidated financial statements

OAK TREE EDUCATIONAL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

1 - ORGANIZATION AND NATURE OF BUSINESS

Florham Consulting Corp. (“Florham”) was formed on February 9, 2005, as a Delaware Corporation and has its corporate offices located in New York, NY. On October 13, 2010 Florham amended its Certificate of Incorporation to, among other things, change its name to Oak Tree Educational Partners, Inc. (“Oak Tree”).  The Company’s subsidiaries include Educational Investors, Inc. (“EII”), Valley Anesthesia, Inc. (“Valley”), Training Direct, LLC (“Training Direct”), Educational Training Institute, Inc. (“ETI”), Culinary Technical Center, LLC (“CTC”) and Professional Culinary Academy, LLC (“PCA”). Valley provides comprehensive review and update courses and study materials to Student Registered Nurse Anesthetists in preparation for the National Certifying Exam throughout the continental United States. Training Direct, a state licensed vocational training school, provides “distance learning” and “residential training” educational programs for students to become eligible for entry-level employment in a variety of fields and industries. ETI provides vocational education and training programs to students under funded programs by various school districts at various training sites located in New York State.  ETI also provides Job Readiness and Direct Placement Services under a New York State contract. CTC owns and operates three state licensed vocational training schools. Each licensed vocational training school provides its vocational education and training programs to students primarily for two New York State agencies.  PCA owns and operates three state licensed vocational training schools. Each licensed vocational training school provides vocational education and training programs to students primarily for a New York State agency.  The above entities are collectively referred to as Oak Tree Educational Partners, Inc. and Subsidiaries (collectively the “Company”).

2 -   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited.  In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.  The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements; if adopted, would have a material effect on the accompanying financial statements.

Income Taxes

The Company’s potential benefit from income taxes differs from applying the statutory U. S. federal and applicable state income tax rates to the loss before income taxes.  The primary difference results from the Company providing for full valuation allowances on any benefits from income taxes resulting from the application of statutory tax rates to the current period operating loss and losses generated in previous periods.  The deferred tax asset valuation allowance represents the Company’s estimate that it is more-likely-than-not that the tax benefit from its net operating losses will not be realized.

3 – FIXED ASSETS

The Company’s fixed assets consist of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Furniture and equipment	$213,371	$199,085
Leasehold improvements	88,986	88,986
	302,357	288,071
Less: Accumulated depreciation	60,188	50,239
Fixed assets at net book value	$242,169	$237,832

Depreciation expense was $9,949 and $5,317 for the three month periods ended March 31, 2011 and 2010, respectively.

4 – EARNOUT LIABILITIES

Included in earnout liabilities is an obligation to the sellers of certain assets of Valley Anesthesia Educational Programs, Inc. to receive 40% of the future net revenues, as defined, from two new revenue sources for the three year periods ended December 31, 2012.  The present value of the estimated net revenues the sellers are expected to receive is $79,990.

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

Also included in earnout liabilities is an obligation to the sellers of the Culinary Group which provides for the issuance of shares of the Company’s Common Stock having a then current market value of $500,000.  The present value of the shares expected to be issued is $449,210 as of the date of the consummation of the transactions with the sellers of the Culinary Group.

5 – CAPITAL TRANSACTIONS

On January 6, 2011, the Company issued 5-year options to purchase an aggregate of 150,000 shares of common stock to three employees of the Company at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 50,001 shares on January 6, 2011, as to 50,001 shares on January 6, 2012, and as to 49,998 shares on January 6, 2013. On February 7, 2011, the Company issued 5-year options to purchase an aggregate of 50,000 shares of common stock to an employee of the Company at an exercise price of $2.75, as compensation for services performed on behalf of the Company.  These options are exercisable as to 16,667 shares on February 7, 2011, as to 16,667 shares on February 7, 2012, and as to 16,666 shares on February 7, 2013.  The fair value of the options was charged to operations as compensation in the amount of $3,307 for the period ended March 31, 2011.  The fair value of the options was determined by the Black-Scholes option pricing model using the following assumptions: forfeiture rate 0%, risk free interest rate 1.46%, volatility 70%, expected term 2 years, and dividend rate 0%.  At March 31, 2011, there was $4,833 of total unrecognized compensation cost related to the non-vested stock option awards which is expected to be recognized over a weighted-average period ending February 28, 2013.  There are 472,640 options available under the 2009 Stock Incentive Plan for future grant.

6 – COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from leased and rented facilities. The Company’s leases expire at various times through October 8, 2019, with an option to renew one lease for an additional five years.  Terms of this lease requires minimum monthly payments of $6,026 plus annual increases of three percent or the CPI annual increase, if greater. The Company must pay for repairs, maintenance and insurance under this lease.

The Company also rents office space from one of its officers for $725 per month and reimburses another officer $2,992 per month for rent of office space on a month-to-month basis.

Rent expense for the three months ended March 31, 2011 and 2010 was $106,572 and $28,700, respectively.

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

Employment and Consulting Agreements

The Company has entered into various employment contracts with its executives.  In addition to base compensation, the contracts provide for compensation adjustments, as described in the agreements, plus stock options.  The total base compensation commitment of the contracts is as follows:

For the period from April 1
through December 31, 2011	$858,427

For the years ended December 31,
2012	965,000
2013	500,000
$2,323,427

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

7 – LOSS PER SHARE

For the three month periods ended March 31, 2011 and 2010, the exercise of warrants, stock options, and escrow shares were excluded in the computations of the Company’s diluted loss per share because the Company reported net losses in these interim periods. In addition, the conversion of the Series A Preferred Stock for the period from January 1, 2010 through October 18, 2010 was excluded in the computation of the Company’s diluted loss per share because the Company reported net losses.  These preferred shares were issued because the Company did not have sufficient authorized and unissued common shares to issue to the former EII stockholders on the date of merger.  On October 13, 2010 the Company amended its Certificate of Incorporation to, among other things, increase the number of authorized shares of common stock to 50,000,000 shares.  Accordingly, the preferred shares were exchanged for 12,278,333 shares of common stock.  Anti-dilutive common share equivalents excluded from diluted loss per share were as follows:

	2011	2010

Conversion of preferred stock	-	12,278,333
Exercise of warrants	895,357	930,000
Vested stock options	779,522	548,350
Nonvested stock options	2,856,806	2,887,978
Escrow shares issued in purchase of subsidiary	179,641	179,641

8 – SUBSEQUENT EVENT

On April 11, 2011, the Company obtained short term loans in the aggregate amount of $360,000.  The loans are evidenced by unsecured 13.5% promissory notes payable on September 30, 2011; provided, that neither the notes nor any interest thereon may be repaid unless, at the scheduled repayment date, the Company is in compliance with certain covenants of the senior secured note payable, including financial covenants.  In consideration for the loans, the Company issued warrants to purchase an aggregate of 169,250 of shares of the Company’s common stock at an exercise price of $2.50 per share, subject to certain adjustments.

In the first quarter of 2011, the Company defaulted in performance of certain of financial covenants under the Senior Loan Agreement.  On May 16, 2011, the senior lender waived such defaults.  In the event that any such covenant defaults exist in subsequent fiscal periods, we intend to commence discussions with the senior lender to seek to amend these loan covenants.  However, there is no assurance that our senior lender will agree to amend such covenants in a manner favorable to us, or that, even if such covenants are amended, that we will not default in performance of these revised covenants in the future.”

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 12, 2011 AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION, SEE “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Overview

Oak Tree Educational Partners, Inc. (‘Oak Tree” or the “Company” or “we”) was formed on February 9, 2005 as a Delaware corporation.  We have included elsewhere herein the condensed consolidated financial statements of Oak Tree Educational Partners, Inc. and Subsidiaries as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.

Educational Investors, Inc. (“EII”), a wholly-owned subsidiary of Oak Tree, was incorporated on July 20, 2009.  EII through its wholly-owned subsidiary, Valley Anesthesia, Inc. (“Valley”), purchased certain assets and assumed certain liabilities of Valley Anesthesia Educational Programs, Inc. (“VAEP”) effective August 20, 2009. EII acquired the Membership Interests in Training Direct LLC (“Training Direct”) effective December 31, 2009. On December 1, 2010, certain transactions were consummated effective November 30, 2010, whereby Educational Training Institute, Inc. (“ETI”) became a wholly-owned subsidiary of Oak Tree and Culinary Tech Center, LLC (“CTC”) and Professional Culinary Academy (“PCA”) became wholly-owned subsidiaries of ETI.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the condensed consolidated financial statements of Oak Tree and Subsidiaries as of March 31, 2011 and  December 31, 2010 and for the three months ended March 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included herein.

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

Summary of Significant Accounting Policies and Estimates

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010.  Note 2, “Summary of Significant Accounting Policies”, of the notes to our audited consolidated financial statements of our Annual Report on Form 10-K, for the year ended December 31, 2010, also includes a discussion of these and other significant accounting policies.

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficit of approximately $484,000 after taking into account all current assets and all current liabilities, which liabilities include approximately $1,415,000 of deferred revenue that will be earned during the following year.

Net cash used in operating activities was approximately $118,000. While the Company incurred a loss during the three months ended March 31, 2011 in the approximate amount of $300,000, included in expenses was approximately $151,000 of depreciation and amortization, $57,000 of amortization of debt discount and $32,000 of stock based compensation, which amounts are non-cash, and had an increase in deferred revenue of approximately $53,000.

Net cash used in investing activities of approximately $57,000 was primarily related to the cash used for the purchase of fixed assets and other assets.

Net cash used by financing activities of approximately $81,000 was primarily related to the payments of notes and capital lease obligations.

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

In the first quarter of 2011, we defaulted in performance of certain of our financial covenants under the Deerpath Loan Agreement.  On May 16, 2011, Deerpath waived such defaults.  In the event that any such covenant defaults exist in subsequent fiscal periods, we intend to commence discussions with Deerpath to seek to amend these loan covenants. However, there is no assurance that our senior lender will agree to amend such covenants in a manner favorable to us, or that, even if such covenants are amended, that we will not default in performance of these revised covenants in the future.”

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

Results of Operations

The following table shows the results of our business for the three months ended March 31, 2011 and 2010:

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

		% of		% of
		Revenue		Revenue
	2011	2011	2010	2010

NET REVENUE	$1,442,670	100%	$797,764	100%
COST OF REVENUE	571,486	40%	311,951	39%
SELLING AND ADMINISTRATIVE EXPENSES	803,993	56%	395,244	50%
STOCK BASED COMPENSATION	32,163	2%	86,065	11%
DEPRECIATION AND AMORTIZATION	150,815	10%	122,876	15%
TOTAL OPERATING EXPENSES	1,558,457	108%	916,136	115%
(LOSS) FROM OPERATIONS	(115,787)	-8%	(118,372)	-15%
INTEREST INCOME	284	0%	362	0%
INTEREST EXPENSE	(184,859)	-13%	(31,320)	-4%
TOTAL OTHER EXPENSE	(184,575)	-13%	(30,958)	-4%
(LOSS) BEFORE INCOME TAXES	(300,362)	-21%	(149,330)	-19%
INCOME TAXES		0%	-	0%
NET (LOSS)	$(300,362)	-21%	$(149,330)	-19%

Revenue.   Net revenue for the three months ended March 31, 2011 was approximately $1,443,000, compared to approximately $798,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011, revenue from distance learning and residential training educational programs was approximately $963,000 compared to approximately $298,000 for the three months ended March 31, 2010.  The increase was primarily due to revenue from the Culinary Group, which was acquired effective November 30, 2010. Revenue from review and update courses was approximately $254,000 for the three months ended March 31, 2011 compared to approximately $274,000 for the three months ended March 31, 2010. Revenue from the sale of manuals and Memory MasterTM study guides was approximately $226,000 for the three months ended March 31, 2011 and for the three months ended March 31 2010.

Cost of Revenue.  Cost of revenue for the three months ended March 31, 2011was approximately $571,000 compared to approximately $312,000 for the three months ended March 31, 2010.  For the three months ended March 31, 2011costs associated with distance learning and residential training course was approximately $444,000 compared to approximately $166,000 for the three months ended March 31, 2010.  The increase was primarily due to costs of the Culinary Group, which was acquired effective November 30, 2010. The cost of conference facilities for review and update courses was approximately $47,000 for the three months ended March 31, 2011 compared to approximately $49,000 for the three months ended March 31, 2010. The cost of printing and shipping of manuals and study guides was approximately $44,000 for the three months ended March 31, 2011 compared to approximately $61,000 for the three months ended March 31, 2010. Other costs were approximately $36,000 for each of the three month periods ended March 31, 2011 and 2010.

Selling and Administrative Expenses.   Selling and administrative expenses for the three months ended March 31, 2011 was $804,000 compared to approximately $395,000 for the three months ended March 31, 2010. Included in selling and administrative expenses  were salaries, payroll taxes and benefits in the approximate amount of $544,000 for the three months ended March 31, 2011 compared to approximately $253,000 for the three months ended March 31, 2010.  The increase of approximately $290,000 was related to salaries, payroll taxes and benefits of approximately $239,000 of the Culinary Group, which was acquired effective November 30, 2010, and approximately $52,000 related to increased salaries, payroll taxes and benefits to existing employees. Costs associated with public company reporting was approximately $44,000 for the three months ended March 31, 2011 compared to approximately $12,000 for the three months ended March 31, 2010.   Other selling and administrative expenses were approximately $216,000 for the three months ended March 31, 2011 compared to approximately $130,000 for the three month period ended March 31, 2010.  The increase was primarily related to other selling and administrative costs of the Culinary Group.

Stock Based Compensation.   The Company recorded stock based compensation in the amount of approximately $32,000 for the three months ended March 31, 2011 compared to approximately $86,000 for the three months ended March 31, 2010.  The decrease was primarily as the result of the Company granting 329,010 options to management in December 2009, which is charged to expense over the vesting period ending December 31, 2011.  The Company granted 200,000 options to management during the three month period ended March 31, 2011, which will be charged to compensation over the period ending February 2013.

Depreciation and Amortization.  Depreciation and amortization was approximately $151,000 for the three months ended March 31, 2011 compared to approximately $123,000 for the three months ended March 31, 2010. These amounts are substantially attributable to the amortization of intangible assets allocated in the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc. and allocated in the purchase of Training Direct for both periods, and the amortization of intangible assets allocated in the acquisition of the Culinary Group for the three months ended March 31, 2011.

Interest expense.  Interest expense during the three months ended March 31, 2011 was approximately $185,000 compared to approximately $31,000 for the three months ended March 31, 2011. Interest expense, including amortization of debt discount and financing costs in the approximate amount of $57,000, for the three months ended March 31, 2011 was approximately $156,000 related to the borrowing under the senior secured note payable effective November 30, 2010.  Interest expense in the approximate amounts of $27,000 and $29,000 for the three months ended March 31, 2011 and 2010, respectively, relates to the note issued to sellers in connection with the purchase of certain assets and assumption of certain liabilities from Valley Anesthesia Educational Programs, Inc.

Income taxes.  The Company incurred losses for the three month periods ended March 31, 2011 and 2010, and therefore has not provided current income tax expense or deferred tax benefit since the Company cannot be assured that it is more likely than not that any such benefit would be fully utilized in the future.

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

ITEM 1A.          RISK FACTORS.

There have been no material changes to the risks to our business described in our Annual Report on Form-10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 12, 2011.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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
Joseph J. Bianco Chief Executive Officer (Principal Executive Officer) Date: May 16, 2011

By:	/s/ Kellis Veach
Kellis Veach Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 16, 2011